Form 10-Q
period 2004-12-31
streetTRACKS GOLD TRUST
filed 2005-02-18
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 001-32356

streetTRACKS® GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC

(Exact Name of Registrant as Specified in Its Charter)

New York	81-6124035
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o World Gold Trust Services, LLC
444 Madison Avenue, 3rd Floor
New York, New York 10022

(Address of Principal Executive Offices)

(212) 317-3800

(Registrant's Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES      NO

As of January 31, 2005 the Registrant had 48,900,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements

Statements of Condition

at December 31, 2004 and November 12, 2004 (Date of Inception)

(Amounts in 000's of US$)	Dec-31 2004	Nov-12 2004 (Date of Inception)
	(Unaudited)
ASSETS
Investment in Gold	$1,291,999	$13,081
Gold receivable	43,779	—
Total Assets	$1,335,778	$13,081
LIABILITIES
Accounts payable	$435	$0
Accrued expenses	78	—
Total Liabilities	513	—
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (issued and outstanding at December 31, 2004 - 30,500,000 and at November 12, 2004 - 300,000; unlimited authorized; $0.00 par value)	1,335,265	13,081
Shareholders' Equity:
Retained earnings	—	—
Total Liabilities, Redeemable Shares & Shareholders' Equity	$1,335,778	$13,081

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Operations

For the period from November 12, 2004 (Date of Inception) through December 31, 2004

(Amounts in 000's of US$)	Dec-31 2004
(Unaudited)
SALES
Proceeds from sales of gold	$95
Cost of gold sold to pay expenses	(94)
Realized Gain on gold sold to pay expenses	1
Realized Gain on gold distributed for the redemption of shares	2,709
Unrealized (Loss) on investment in gold	(20,297)
Total (Loss) on gold	$(17,587)
EXPENSES
Custody Fees	$144
Trustee Fees	59
Sponsor Fees	164
Marketing Agent Fees	164
Other Expenses	78
Total Expenses	609
Net (Loss)	$(18,196)
(Loss) per share	$(0.62)
Weighted average number of shares	29,132

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Cash Flow

For the period from November 12, 2004 (Date of Inception) through December 31, 2004

(Amounts in 000's of US$)	Dec-31 2004
(Unaudited)
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$95
Cash expenses paid	(95)
(Decrease) / Increase in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$1,557,555
Value of gold distributed for redemption of shares - at average cost	$258,246

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Changes in Shareholders' Equity

For the period from November 12, 2004 (Date of Inception) through December 31, 2004

(Amounts in 000's of US$)	Dec-31 2004
(Unaudited)
Opening Balance	$—
Net Loss for the period	(18,196)
Adjustment of Redeemable Shares to redemption value	18,196
Retained earnings at December 31	$—

See notes to the financial statements

streetTRACKS® GOLD TRUST

Notes to the Financial Statements—Unaudited

1.    Organization

The streetTRACKS® Gold Trust (the "Trust") is an investment trust formed on November 12, 2004 (Date of Inception), under New York law pursuant to a trust indenture. The Trust holds gold and is expected from time to time to issue shares (in minimum denominations of 100,000, also referred to as "Baskets") in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust's expenses.

The Statement of Condition at December 31, 2004, the statements of operations, cash flow, and changes in shareholders' equity for the period from November 12, 2004 (Date of Inception) through December 31, 2004 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the "Sponsor"), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at December 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's registration statement (Form S-1) as filed on December 17, 2004 for the period ended November 12, 2004. The results of operations for the period from November 12, 2004 (Date of Inception) through December 31, 2004 are not necessarily indicative of the operating results for the full year

2.    Significant accounting policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1.    Valuation of Gold

Gold acquired, or disposed of, by the Trust is recorded at average cost. Gold is valued at the lower of cost or market.

The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings as of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through December 31, 2004:

(Amounts in 000's of US$)	Dec-31 2004	Nov-12 2004 (Date of Inception)
	(Unaudited)
Gold holdings - average cost	$1,356,075	$13,081
Unrealized (Loss) on gold holdings	(20,297)	—
Gold receivable at December 31	(43,779)	—
Gold holdings at December 31 - market value	$1,291,999	$13,081

2.2    Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust's account. Generally, ownership of the gold is transferred within three days of trade date.

streetTRACKS® GOLD TRUST

Notes to the Financial Statements—Unaudited

2.    Significant accounting policies   (continued)

2.3    Creations and Redemptions of Shares

The Trust will create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed, the amount of which will be based on the combined net asset value of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from historical cost as an offsetting amount to Retained Earnings. Changes in the shares as of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through December 31, 2004, are as follows:

(All amounts are in 000's)	Dec-31 2004	Nov-12 2004 (Date of Inception)
Number of Shares:
Opening Balance	300	—
Creations	36,000	300
Redemptions	(5,800)	—
At December 31	30,500	300

(Amounts in 000's of US$)	Dec-31 2004	Nov-12 2004 (Date of Inception)
Redeemable shares:
Opening Balance	$13,081	$—
Creations (Number of shares period ended December 31, 2004 - 36,000,000)	1,601,334	13,081
Redemptions (Number of shares period ended December 31, 2004 - 5,800,000)	(260,954)	—
Adjustment to redemption value at December 31	(18,196)	—
Redeemable shares at December 31	$1,335,265	$13,081

2.4    Revenue Recognition Policy

The Trustee will at the direction of the Sponsor or in its own discretion sell the Trust's gold as necessary to pay the Trust's expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order.

2.5    Income Taxes

The Trust is classified as a "grantor trust" for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust's income and expenses will "flow

streetTRACKS® GOLD TRUST

Notes to the Financial Statements—Unaudited

2.    Significant accounting policies   (continued)

through" to the Shareholders, and the Trustee will report the Trust's proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values at November 12, 2004 (Date of Inception) and December 31, 2004:

(Ounces of gold are in 000's and value of gold is in 000's of US$)	Dec-31 2004	Nov-12 2004 (Date of Inception)
Ounces of Gold:
Opening Balance	30.0	—
Creations (excluding Gold Receivable 99.9 ounces)	3,499.9	30.0
Redemptions	(579.9)	—
Sales of Gold	(0.2)	—
At December 31	2,949.8	30.0
Value of Gold:
Opening Balance	$13,081	$—
Creations (excluding Gold Receivable $43,779)	1,557,555	13,081
Redemptions	(258,246)	—
Sales of Gold	(94)	—
Unrealized (Loss) on gold holdings	(20,297)
At December 31	$1,291,999	$13,081

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust's website and marketing the Shares. The Sponsor's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the adjusted net asset value ("ANAV") of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee's fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust's administration or the Trustee's duties. The Trustee will charge the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Fees are paid to the Custodian under the Allocated Bullion Account Agreement as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian is entitled to a

streetTRACKS® GOLD TRUST

Notes to the Financial Statements—Unaudited

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

fee that is accrued daily at an annual rate equal to 0.10% of the average daily aggregate value of the gold held in the Trust's allocated gold account (Trust Allocated Account) and the Trust's unallocated gold account (Trust Unallocated Account), payable in monthly installments in arrears. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the "Marketing Agent") by the Trustee from the assets of the Trust as compensation for services performed pursuant to the agreement between the Sponsor and the Marketing Agent (Marketing Agent Agreement). The Marketing Agent's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust's assets is less than approximately $388 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in "Business of the Trust—Trust Expenses" and may be higher if the Trust's actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

Upon the end of the seven year period or the earlier termination of the Marketing Agent Agreement, the fee reduction will expire and the estimated ordinary expenses of the Trust which are payable from the assets of the Trust each month may be more than they would have been during the period when the fee reduction is in effect, thus reducing the NAV of the Trust more rapidly than if the fee reduction was in effect and adversely affecting the value of the Shares.

For the period November 12, 2004 (Date of Inception) through December 31, 2004 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $64,275 respectively.

streetTRACKS® GOLD TRUST

Notes to the Financial Statements—Unaudited

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

Amounts Payable to Related parties and other accounts payable

(Amounts in 000's of US$)	Dec-31 2004
Payable to Custodian	$(144)
Payable to Trustee	(43)
Payable to Sponsor	(124)
Payable to Marketing Agent	(124)
Other accounts payable	—
Accounts Payable	$(435)

5    Concentration of Risk

In accordance with Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Trust's sole business activity is the investment in gold. Several factors could affect the price of gold: (i.) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia; (ii.) investors' expectations with respect to the rate of inflation; (iii.) currency exchange rates; (iv.) interest rates; (v.) investment and trading activities of hedge funds and commodity funds; and (vi.) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material affect on the Trust's financial position and results of operations.

6    Legal Proceedings

The Sponsor, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The lawsuit is in its discovery phase. The Sponsor believes it has good defenses against these claims. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

7    Indemnification

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party's obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor's activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor

streetTRACKS® GOLD TRUST

Notes to the Financial Statements—Unaudited

7    Indemnification   (continued)

will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement with the Purchaser, the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

The Sponsor has agreed to indemnify certain parties against certain liabilities and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has agreed to reimburse such parties, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee, for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "outlook" and "estimate" as well as similar words and phrases signify forward-looking statements. streetTRACKS® Gold Trust's forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

Trust Overview

streetTRACKS® Gold Trust is an investment trust that was formed on November 12, 2004 (Date of Inception). The Trust issues baskets of shares, or Baskets, in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the shares to reflect the performance of the price of gold bullion, less the expenses of the Trust's operations. The shares are designed to provide investors with a cost effective and convenient way to invest in gold.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares against the corresponding gold price (per 1/10 of an oz. of gold):

Valuation of Gold, Definition of Net Asset Value ("NAV") and Adjusted Net Asset Value ("ANAV")

As of the London PM Fix on each day that the NYSE is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the "Evaluation Time"), the Bank of New York, our Trustee, evaluates the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust's gold on the basis of that day's London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Trustee, in consultation with the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London "fix" is not an appropriate basis for evaluation of the Trust's gold, they will identify an alternative basis for such evaluation to be employed by the Trustee.

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees to be computed by reference to the value of the ANAV of the Trust or custody fees computed by reference to the value of gold held in the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust's reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the fees of the Trustee, the Sponsor and the Marketing Agent.

To determine the Trust's NAV, the Trustee subtracts from the ANAV of the Trust the amount of estimated accrued but unpaid fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust (i.e., the fees of the Trustee, the Sponsor, the Marketing Agent and HSBC Bank USA, N.A., our Custodian). The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of shares outstanding as of the close of trading on the NYSE.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings during the period November 12, 2004 (Date of Inception) through December 31, 2004:

(Amounts in 000's of US$)	Dec-31 2004	Nov-12 2004 (Date of Inception)
	(Unaudited)
Gold holdings - average cost	$1,356,075	$13,081
Unrealized (Loss) on gold holdings	(20,297)	—
Gold receivable at December 31	(43,779)	—
Gold holdings at December 31 - market value	$1,291,999	$13,081

Critical Accounting Policy

Valuation of Gold

Gold acquired, or disposed of, by the Trust is recorded at average cost. Gold is valued at the lower of cost or market.

Review of Financial Results

Financial Highlights

(All amounts, except per share, are in 000's of US$)	Dec-31 2004
(Unaudited)
Total Loss on gold	$(17,587)
Net Loss	$(18,196)
Loss per share	$(0.62)
Net cash flows from operating activities	$0

The Trust's loss on gold at December 31, 2004 is made up of $20,297,330 of unrealized loss on gold holdings offset by realized gains of $1,583,000 on the sale of gold to pay expenses and $2,708,864 of gold distributed on the redemption of shares.

Selected Supplemental Data - As of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through December 31, 2004

(All amounts, except per ounce and per share, are in 000's)	Dec-31 2004	Nov-12 2004 (Date of Inception)
Ounces of Gold:
Opening Balance	30.0	—
Creations
(excluding Gold Receivable 99.9 ounces)	3,499.9	30.0
Redemptions	(579.9)	—
Sales of Gold	(0.2)	—
At December 31	2,949.8	30.0
Gold price per ounce - London AM fix at December 31	$438.00	$436.03
Value of gold holdings including Gold Receivable	$1,335,778	$13,081
Number of Shares:
Opening Balance	300	—
Creations	36,000	300
Redemptions	(5,800)	—
At December 31	30,500	300
Net Asset Value per share:
Creations	$44.48	$43.60
Redemptions	$(44.99)	$0.00
Net Loss for the period	$(0.62)	$0.00
At December 31	$43.78	$43.60
Net Asset Value at December 31	$1,335,265	$13,081
Change in Net Asset Value from inception	10107.7%	N/A
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.038)%	N/A

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004 and on that date the Trust offered 2,300,000 shares (23 Baskets) through UBS Securities LLC, as underwriter, in exchange for 230,000 ounces of gold. Through December 31, 2004 an additional 33,700,000 shares (337 Baskets) were created and 5,800,000 shares (58 Baskets) were redeemed.

As at December 31, 2004 the amount of gold owned by the Trust, including gold receivable, was 3,049,722 ounces with a value of $1,335,778,317, based on that day's AM Fix (in accordance with the Trust Indenture).

Cash flow from operations

We had no cash flow from operations in the period November 12, 2004 (Date of Inception) to December 31, 2004. Cash received in respect of gold sold to pay expenses in the period November 12 to December 31, 2004 was the same as those expenses, resulting in a zero cash balance at December 31, 2004.

Cash Resources and Liquidity

At December 31, 2004 the Trust did not have any cash balances.

When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust's shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements. This section identifies recent trends in the movements of the gold price and discusses some of the important events which have influenced these movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2004 to December 31, 2004, and is based on the London PM Fix.

During 2004 the gold price, at the London PM Fix, traded in the range $375.00 per ounce (May 10) to $454.20 (December 2). The price at the end of 2004 was $438.00 per ounce (at the London AM Fix – there being no London PM Fix on December 31), and the average price per ounce, based on the London PM fix for that year, was $409.59.

The evolution of the gold price in 2004 was dominated by the weakening of the dollar relative to other currencies and swings in investment demand. The announcement on March 8, 2004 that the Central Bank Gold Agreement would be renewed for a further five years starting from September 2004 removed a degree of uncertainty and coincided with the beginning of the rally that peaked at $427.25 on the London PM fix on 1st April. Physical demand for gold was stronger in 2004 than during the previous year, indicating that participants in the physical market had become accustomed to the generally higher price level. Continuing political tension, particularly in the Middle East, contributed to the rally in the second half of the year, particularly in the fourth quarter when investment demand rose.

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following:

The value of the shares relates directly to the value of the gold held by the Trust and fluctuations in the price of gold could materially adversely affect an investment in the shares.

The Shares are designed to mirror as closely as possible the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust's liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia;

•	Investors' expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates;

•	Investment and trading activities of hedge funds and commodity funds; and

•	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that gold will maintain its long term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The sale of gold by the Trust to pay expenses will reduce the amount of gold represented by each share on an ongoing basis irrespective of whether the trading price of the shares rises or falls in response to changes in the price of gold.

Each outstanding Share will represent a proportional interest in the gold held by the Trust. As the Trust will not generate any income and as the Trust will regularly sell gold over time to pay for its ongoing expenses, the amount of gold represented by each Share will gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of gold into the Trust, as the amount of gold required to create Shares will proportionately reflect the amount of gold represented by the Shares outstanding at the time of creation. Assuming a constant gold price, the trading price of the Shares is expected to gradually decline relative to the price of gold as the amount of gold represented by the Shares gradually declines. The Shares will only maintain their original price if the price of gold increases.

Investors should be aware that the gradual decline in the amount of gold represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold.

Readers are urged to review the Risk Factors section contained in our Prospectus for a description of other risks and uncertainties that may affect an investment in our shares.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our sponsor, World Gold Trust Services, LLC, including its chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls or other factors, which could significantly affect internal controls subsequent to the date we carried out the evaluation.

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings

Our Sponsor, World Gold Trust Services, LLC, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The lawsuit is in its discovery phase. The Sponsor believes it has good defenses against these claims. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through January 31, 2005, 547 Baskets (54,700,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). As of January 31, 2005, 48,900,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for January 31, 2005 was $42.18.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter for which this report is filed:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC Sponsor of the Equity Gold Trust (Registrant)

/s/ J. Stuart Thomas

J. Stuart Thomas Managing Director (principal executive officer)

/s/ James Lowe

James Lowe Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Date: February 18, 2005

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.