Form 10-Q
period 2005-03-31
streetTRACKS GOLD TRUST
filed 2005-05-11
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

As of April 29, 2005 the Registrant had 57,600,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Unaudited Statements of Condition at March 31, 2005 and November 12, 2004 (Date of Inception)	1
	Unaudited Statements of Operations for the three months ended March 31, 2005 and for the period from November 12, 2004 (Date of Inception) through March 31, 2005	2
	Unaudited Statements of Cash Flow for the period from November 12, 2004 (Date of Inception) through March 31, 2005	3
	Unaudited Statements of Changes in Shareholders' Equity for the period from November 12, 2004 (Date of Inception) through March 31, 2005	4
	Notes to the Unaudited Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II - OTHER INFORMATION		17
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements

Unaudited Statements of Condition

at March 31, 2005 and November 12, 2004 (Date of Inception)

(Amounts in 000's of US$)	Mar-31, 2005	Nov-12, 2004 (Date of Inception)
ASSETS
Investment in Gold	$2,254,801	$13,081

Total Assets	$2,254,801	$13,081
LIABILITIES
Accounts payable	$803	$—
Accrued expenses	119	—
Total Liabilities	922	—
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (issued and outstanding at March 31, 2005 - 52,800,000 and at November 12, 2004 - 300,000; unlimited authorized; $0.00 par value)	2,253,879	13,081
Shareholders' Equity	—	—

Total Liabilities, Redeemable Shares & Shareholders' Equity	$2,254,801	$13,081

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Operations

For the three months ending March 31, 2005 and for the period from November 12, 2004 (Date of Inception) through March 31, 2005

(Amounts in 000's of US$)	Three Months Ended Mar-31, 2005	Nov-12, 2004 to Mar-31, 2005
SALES
Proceeds from sales of gold	$1,631	$1,726
Cost of gold sold to pay expenses	(1,676)	(1,770)
Realized (Loss) on gold sold to pay expenses	(45)	(44)
Realized (Loss)/Gain on gold distributed for the redemption of shares	(284)	2,425
Unrealized (Loss) on investment in gold	(30,399)	(50,696)
Total (Loss) on gold	(30,728)	(48,315)
EXPENSES
Custody fees	509	653
Trustee fees	123	182
Sponsor fees	622	786
Marketing agent fees	622	786
Other expenses	163	241
Total expenses	2,039	2,648
Net (Loss)	$(32,767)	$(50,963)
(Loss) per share	$(0.67)	$(1.21)
Weighted average number of shares	$48,618	42,219

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Cash Flow

For the period from November 12, 2004 (Date of Inception) through March 31, 2005

(Amounts in 000's of US$)	Nov-12, 2004 to Mar-31, 2005
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,726
Cash expenses paid	(1,726)
(Decrease) / Increase in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$2,578,643
Value of gold distributed for redemption of shares - at average cost	$284,457

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Changes in Shareholders' Equity

For the period from November 12, 2004 (Date of Inception) through March 31, 2005

(Amounts in 000's of US$)	Mar-31, 2005
Shareholders' Equity - Opening Balance	$—
Net Loss for the period	(50,963)
Adjustment of Redeemable Shares to redemption value	50,963
Shareholders' Equity - Closing Balance	$—

See notes to the financial statements

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

1.    Organization

The streetTRACKS® Gold Trust (the "Trust") is an investment trust formed on November 12, 2004 (Date of Inception), under New York law pursuant to a trust indenture. The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares ("Shares") (in minimum denominations of 100,000, also referred to as "Baskets") in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust's expenses.

The statements of condition at March 31, 2005, the statements of operations for the three months ended March 31, 2005 and the statements of operations, cash flow, and changes in shareholders' equity for the period from November 12, 2004 (Date of Inception) through March 31, 2005 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the "Sponsor"), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Prospectus dated January 21, 2005. The results of operations for the three months ended March 31, 2005 and for the period from November 12, 2004 (Date of Inception) through March 31, 2005 are not necessarily indicative of the operating results for the full year

2.    Significant accounting policies

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

The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings as of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through March 31, 2005:

(Amounts in 000's of US$)	Mar-31, 2005	Nov-12, 2004 (Date of Inception)
Gold holdings - average cost	$2,305,497	$13,081
Unrealized (Loss) on gold holdings	(50,696)	—

Gold holdings - market value	$2,254,801	$13,081

2.2    Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust's account. Generally, ownership of the gold is transferred within three days of trade date.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from historical cost as an offsetting amount to Shareholders' Equity. Changes in the shares as of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through March 31, 2005, are as follows:

(All amounts are in 000's)	Mar-31, 2005	Nov-12, 2004 (Date of Inception)
Number of Shares:
Opening Balance	300	—
Creations	58,900	300
Redemptions	(6,400)	—
Closing Balance	52,800	300

(Amounts in 000's of US$)	Mar-31, 2005	Nov-12, 2004 (Date of Inception)
Redeemable shares:
Opening Balance	$13,081	$—
Creations (Number of shares period ended March 31, 2005 - 58,900,000)	2,578,643	13,081
Redemptions (Number of shares period ended March 31, 2005 - 6,400,000)	(286,882)	—
Adjustment to redemption value at March 31	(50,963)	—
Closing Balance	$2,253,879	$13,081

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

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

2.    Significant accounting policies   (continued)

through" to the Shareholders, and the Trustee will report the Trust's proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values at November 12, 2004 (Date of Inception) and March 31, 2005:

(Ounces of gold are in 000's and value of gold is in 000's of US$)	Mar-31, 2005	Nov-12, 2004 (Date of Inception)
Ounces of Gold:
Opening Balance	30.0	—
Creations	5,888.2	30.0
Redemptions	(639.8)	—
Sales of gold	(4.0)	—
Closing Balance	5,274.4	30.0
Value of Gold:
Opening Balance	$13,081	$—
Creations	2,578,643	13,081
Redemptions	(284,457)	—
Sales of gold	(1,770)	—
Unrealized (loss) on gold holdings	(50,696)
Closing Balance	$2,254,801	$13,081

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

Fees are paid to the Custodian under the Allocated Bullion Account Agreement as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian is entitled to a fee that is accrued daily at an annual rate equal to 0.10% of the average daily aggregate value of the gold held in the Trust's allocated gold account (Trust Allocated Account) and the Trust's unallocated

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

gold account (Trust Unallocated Account), payable in monthly installments in arrears. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement.

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

For the period November 12, 2004 (Date of Inception) through March 31, 2005 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $207,283 respectively.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

Amounts Payable to Related parties and other accounts payable

(Amounts in 000's of US$)	Mar-31, 2005
Payable to Custodian	$(195)
Payable to Trustee	(42)
Payable to Sponsor	(241)
Payable to Marketing Agent	(241)
Other accounts payable	(84)
Accounts Payable	$(803)

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

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

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

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares against the corresponding gold price (per 1/10 of an oz. of gold):

Valuation of Gold, Definition of Net Asset Value ("NAV") and Adjusted Net Asset Value ("ANAV")

As of the London PM Fix on each day that the NYSE is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the "Evaluation Time"), the Bank of New York, the Trustee, evaluates the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings during the period November 12, 2004 (Date of Inception) through March 31, 2005:

(Amounts in 000's of US$)	Mar-31, 2005	Nov-12, 2004 (Date of Inception)
Gold holdings - average cost	$2,305,497	$13,081
Unrealized (loss) on gold holdings	(50,696)	—

Gold holdings - market value	$2,254,801	$13,081

Critical Accounting Policy

Valuation of Gold

Gold acquired, or disposed of, by the Trust is recorded at average cost. Gold is valued at the lower of cost or market.

Review of Financial Results

Financial Highlights

(All amounts in the following table and two paragraphs, except per share, are in 000's of US$)	Three Months Ended Mar-31, 2005	Nov-12, 2004 to Mar-31, 2005
Total loss on gold	$(30,728)	$(48,315)
Net Loss	$(32,767)	$(50,963)
Loss per share	$(0.67)	$(1.21)
Net cash flows from operating activities	$0	$0

The Trust's loss on gold for the three months ending March 31, 2005 is made up of $30,399 of unrealized loss on gold holdings and realized loss of $45 on the sale of gold to pay expenses plus realized loss of $284 on gold distributed on the redemption of shares.

The Trust's loss on gold from November 12, 2004 (Date of Inception) to March 31, 2005 is made up of $50,696 of unrealized loss on gold holdings and realized loss of $44 on the sale of gold to pay expenses offset by realized gain of $2,425 of gold distributed on the redemption of shares.

Selected Supplemental Data - As of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through March 31, 2005

(All amounts, except per ounce and per share, are in 000's)	Mar-31, 2005	Nov-12, 2004 (Date of Inception)
Ounces of Gold:
Opening Balance	30.0	—
Creations	5,888.2	30.0
Redemptions	(639.8)	—
Sales of gold	(4.0)	—
Closing Balance	5,274.4	30.0
Gold price per ounce - London PM fix	$427.50	$436.03
Value of gold holdings	$2,254,801	$13,081
Number of Shares:
Opening Balance	300	—
Creations	58,900	300
Redemptions	(6,400)	—
Closing Balance	52,800	300
Net Asset Value per share:
Creations	$43.78	$43.60
Redemptions	$(44.83)	$0.00
Net Loss for the period	$(1.21)	$0.00
At Period End	$42.69	$43.60
Net Asset Value at Period End	$2,253,879	$13,081
Change in Net Asset Value from inception	17,131.3%	N/A
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.041)%	N/A

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004 and on that date the Trust offered 2,300,000 shares (23 Baskets) through UBS Securities LLC, as underwriter, in exchange for 230,000 ounces of gold. Through December 31, 2004 an additional 33,700,000 shares (337 Baskets) were created in exchange for 3,369,804 ounces of gold and 5,800,000 shares (58 Baskets) were redeemed in exchange for 579,871 ounces of gold and 211 ounces of gold were sold to pay expenses. In the three months ended March 31, 2005, 22,900,000 shares (229 Baskets) were created in exchange for 2,288,422 ounces of gold and 600,000 shares (6 Baskets) were redeemed in exchange for 59,936 ounces of gold, and 3,820 ounces of gold were sold to pay expenses.

As at March 31, 2005 the amount of gold owned by the Trust was 5,274,388 ounces with a value of $2,254,801, based on that day's PM Fix (in accordance with the Trust Indenture).

Cash flow from operations

The Trust had no cash flow from operations in the period November 12, 2004 (Date of Inception) to March 31, 2005. Cash received in respect of gold sold to pay expenses in the period November 12 to March 31, 2005 was the same as those expenses, resulting in a zero cash balance at March 31, 2005.

Cash Resources and Liquidity

At March 31, 2005 the Trust did not have any cash balances.

When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust's shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements. This section identifies recent trends in the movements of the gold price and discusses some of the important events that have influenced these movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2004 to March 31, 2005, and is based on the London PM Fix.

The gold price, at the London PM fix at March 31, 2005 was $427.50 per ounce and during the three months ended March 31, 2005 the gold price, at the London PM fix, traded in the range $411.10 per ounce (February 8, 2005) to $443.70 (March 11, 2005) and the average price over this period was $427.35.

During the year ending on March 31 2005 the gold price, at the London PM Fix, traded in the range $375.00 per ounce (May 10, 2004) to $454.20 (December 2, 2004) and the average price per ounce over that period, based on the London PM fix, was $414.21, compared to the average price of $409.17 for 2004.

The evolution of the gold price over the 12 month period ended March 31, 2005 was dominated by the weakening of the dollar relative to other currencies and swings in investment demand. The second Central Bank Gold Agreement came into effect in September 2004, removing a degree of uncertainty.

Physical demand for gold was stronger in 2004 than during the previous year, indicating that participants in the physical market had become accustomed to the generally higher price level. Demand data for the three months ended March 31, 2005 is not yet available. Continuing political tension, particularly in the Middle East, contributed to the rally in the gold price in the second half of calendar 2004. The rise in oil prices over the past six months and a general increase in commodity investment have influenced the gold price.

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

Readers are urged to review the Risk Factors section contained in the Prospectus for a description of other risks and uncertainties that may affect an investment in our shares.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Under the supervision and with the participation of the sponsor, World Gold Trust Services, LLC, including its chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls during the most recent fiscal quarter or other factors, which could significantly affect internal controls subsequent to the date we carried out the evaluation.

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings

The Sponsor, World Gold Trust Services, LLC, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The lawsuit is in its discovery phase. The Sponsor believes it has good defenses against these claims. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through April 29, 2005, 641 Baskets (64,100,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). As of April 29, 2005, 57,600,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for April 29, 2005 was $43.49.

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

Date: May 11, 2005

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.