Form 10-Q
period 2005-06-30
streetTRACKS GOLD TRUST
filed 2005-08-10
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

As of July 29, 2005 the Registrant had 60,500,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements

Unaudited Statements of Condition

at June 30, 2005 and November 12, 2004 (Date of Inception)

(Amounts in 000's of US$)	Jun-30, 2005	Nov-12, 2004 (Date of Inception)
	(unaudited)
ASSETS
Investment in Gold (market value $2,464,564 and $13,081 respectively)	$2,458,869	$13,081

Total Assets	$2,458,869	$13,081
LIABILITIES
Accounts payable to related parties	$758	$—
Accounts payable	162	—
Accrued expenses	122	—
Total Liabilities	1,042	—
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (issued and outstanding at June 30, 2005 - 56,500,000 and at November 12, 2004 - 300,000; unlimited authorized; $0.00 par value)	2,463,522	13,081
Shareholders' Equity	(5,695)	—

Total Liabilities, Redeemable Shares & Shareholders' Equity	$2,458,869	$13,081

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Operations

For the three months ending June 30, 2005 and for the period from November 12, 2004 (Date of Inception) through June 30, 2005

(Amounts in 000's of US$)	Three Months Ended Jun-30, 2005	Nov-12, 2004 to Jun-30, 2005
REVENUES
Proceeds from sales of gold	$2,303	$4,029
Cost of gold sold to pay expenses	(2,311)	(4,081)
Loss on gold sold to pay expenses	(8)	(52)
Gain on gold distributed for the redemption of shares	1,254	3,679
Increase / (Diminution) in value of investment in gold	48,905	(1,791)
Total Gain on gold	50,151	1,836
EXPENSES
Custody fees	615	1,268
Trustee fees	125	307
Sponsor fees	759	1,545
Marketing agent fees	759	1,545
Other expenses	165	406
Total expenses	2,423	5,071
Net Gain/(Loss)	$47,728	$(3,235)
Gain/(Loss) per share	$0.84	$(0.07)
Weighted average number of shares	57,013	48,203

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Cash Flow

For the period from November 12, 2004 (Date of Inception) through June 30, 2005

(Amounts in 000's of US$)	Nov-12, 2004 to Jun-30, 2005
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$4,029
Cash expenses paid	(4,029)
(Decrease) / Increase in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares	$2,808,374
Value of gold distributed for redemption of shares - at average cost	$356,714

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Changes in Shareholders' Equity

For the period from November 12, 2004 (Date of Inception) through June 30, 2005

(Amounts in 000's of US$)	Jun-30, 2005
Shareholders' Equity - Opening Balance	$—
Net Loss for the period	(3,235)
Adjustment of Redeemable Shares to redemption value	(2,460)
Shareholders' Equity - June 30, 2005	$(5,695)

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

The statements of condition at June 30, 2005, the statements of operations for the three months ended June 30, 2005 and the statements of operations, cash flow, and changes in shareholders' equity for the period from November 12, 2004 (Date of Inception) through June 30, 2005 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the "Sponsor"), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Prospectus dated January 21, 2005. The results of operations for the three months ended June 30, 2005 and for the period from November 12, 2004 (Date of Inception) through June 30, 2005 are not necessarily indicative of the operating results for the full year

2.    Significant accounting policies

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

The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings as of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through June 30, 2005:

(Amounts in 000's of US$)	Jun-30, 2005	Nov-12, 2004 (Date of Inception)
Investment in gold - average cost	$2,458,869	$13,081
Unrealized gain on investment in gold	5,695	—

Investment in gold - market value	$2,464,564	$13,081

The Trust recognizes the diminution in value of the investment in gold which arises from market declines on an interim basis. Increases in the value of the same investment in gold in later interim periods of the same fiscal year through market price recoveries are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value.

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders' Equity. Changes in the shares as of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through June 30, 2005, are as follows:

(All amounts are in 000's)	Jun-30, 2005	Nov-12, 2004 (Date of Inception)
Number of Redeemable Shares:
Opening Balance	300	—
Creations	64,300	300
Redemptions	(8,100)	—
Closing Balance	56,500	300

(Amounts in 000's of US$)	Jun-30, 2005	Nov-12, 2004 (Date of Inception)
Redeemable shares:
Opening Balance	$13,081	$—
Creations (Number of shares created during the period ended June 30, 2005 - 64,300,000, at November 12, 2004 - 300,000)	2,808,374	13,081
Redemptions (Number of shares redeemed during the period ended June 30, 2005 - 8,100,000, at November 12, 2004 - 0)	(360,393)	—
Adjustment to redemption value	2,460	—
Closing Balance	$2,463,522	$13,081

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

2.5    Income Taxes

The Trust is classified as a "grantor trust" for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust's income and expenses will "flow through" to the Shareholders, and the Trustee will report the Trust's proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values at November 12, 2004 (Date of Inception) and June 30, 2005:

(Ounces of gold are in 000's and value of gold is in 000's of US$)	Jun-30, 2005	Nov-12, 2004 (Date of Inception)
Ounces of Gold:
Opening Balance	30.0	—
Creations	6,427.3	30.0
Redemptions	(809.4)	—
Sales of gold	(9.5)	—
Closing Balance	5,638.4	30.0
Investment in Gold (lower of cost or market):
Opening Balance	$13,081	$—
Creations	2,808,374	13,081
Redemptions	(356,714)	—
Sales of gold	(4,081)	—
Diminution in value of investment in gold	(1,791)
Closing Balance	$2,458,869	$13,081

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

For the period November 12, 2004 (Date of Inception) through June 30, 2005 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $356,021 respectively.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

Amounts Payable to Related parties and other accounts payable

(Amounts in 000's of US$)	Jun-30, 2005
Payable to Custodian	$(203)
Payable to Trustee	(41)
Payable to Sponsor	(257)
Payable to Marketing Agent	(257)
Accounts Payable to related parties	$(758)

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

6    Legal Proceedings

The Sponsor, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The lawsuit is in its discovery phase. The Sponsor believes that it has good defenses and, therefore, believes that the outcome of the litigation will not have a material adverse effect on the financial statements of the Trust. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings during the period November 12, 2004 (Date of Inception) through June 30, 2005:

(Amounts in 000's of US$)	Jun-30, 2005	Nov-12, 2004 (Date of Inception)
Investment in gold - average cost	$2,458,869	$13,081
Unrealized gain on investment in gold	5,695	—

Investment in gold - market value	$2,464,564	$13,081

Critical Accounting Policy

Valuation of Gold

Gold acquired, or disposed of, by the Trust is recorded at average cost. Gold is valued at the lower of cost or market.

Review of Financial Results

Financial Highlights

(All amounts in the following table and two paragraphs, except per share, are in 000's of US$)	Three Months Ended Jun-30, 2005	Nov-12, 2004 to Jun-30, 2005
Total gain on gold	$50,151	$1,836
Net Gain/(Loss)	$47,728	$(3,235)
Gain/(Loss) per share	$0.84	$(0.07)
Net cash flows from operating activities	$0	$0

The Trust's gain on gold for the three months ending June 30, 2005 is made up of $48,905 of increase in value of investment in gold plus gain of $1,254 on gold distributed on the redemption of shares offset by loss of $8 on the sale of gold to pay expenses.

The Trust's gain on gold from November 12, 2004 (Date of Inception) to June 30, 2005 is made up of gain of $3,679 on gold distributed on the redemption of shares offset by diminution in value of investment in gold of $1,791 plus loss of $52 on the sale of gold to pay expenses.

Selected Supplemental Data - As of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through June 30, 2005

(All amounts, except per ounce and per share, are in 000's)	Jun-30, 2005	Nov-12, 2004 (Date of Inception)
Ounces of Gold:
Opening Balance	30.0	—
Creations	6,427.3	30.0
Redemptions	(809.4)	—
Sales of gold	(9.5)	—
Closing Balance	5,638.4	30.0
Gold price per ounce - London PM fix	$437.10	$436.03
Market value of gold holdings	$2,464,564	$13,081
Number of Shares:
Opening Balance	300	—
Creations	64,300	300
Redemptions	(8,100)	—
Closing Balance	56,500	300
Net Asset Value per share:
Creations	$43.68	$43.60
Redemptions	$(44.49)	$0.00
Net Loss for the period	$(0.07)	$0.00
At Period End	$43.60	$43.60
Net Asset Value at Period End	$2,463,522	$13,081
Change in Net Asset Value from inception	18,732.1%	N/A
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.042)%	N/A

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004 and on that date the Trust offered 2,300,000 shares (23 Baskets) through UBS Securities LLC, as underwriter, in exchange for 230,000 ounces of gold. Through March 31, 2005 an additional 56,600,000 shares (566 Baskets) were created in exchange for 5,658,225 ounces of gold and 6,400,000 shares (64 Baskets) were redeemed in exchange for 639,806 ounces of gold and 4,031 ounces of gold were sold to pay expenses. In the three months ended June 30, 2005, 5,400,000 shares (54 Baskets) were created in exchange for 539,117 ounces of gold and 1,700,000 shares (17 Baskets) were redeemed in exchange for 169,615 ounces of gold, and 5,445 ounces of gold were sold to pay expenses.

As at June 30, 2005 the amount of gold owned by the Trust was 5,638,445 ounces with a market value of $2,464,564 (cost − $2,458,869), based on that day's PM Fix (in accordance with the Trust Indenture).

Cash flow from operations

The Trust had no cash flow from operations in the period November 12, 2004 (Date of Inception) to June 30, 2005. Cash received in respect of gold sold to pay expenses in the period November 12 to June 30, 2005 was the same as those expenses, resulting in a zero cash balance at June 30, 2005.

Cash Resources and Liquidity

At June 30, 2005 the Trust did not have any cash balances.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2004 to June 30, 2005, and is based on the London PM Fix.

Daily gold price, July 1, 2004 to June 30, 2005
US$
480
460
440
420
400
380
360
340
320
300
Date
Jul-01
Jul-15
Jul-29
Aug-12
Aug-26
Sep-09
Sep-23
Oct-07
Oct-21
Nov-04
Nov-18
Dec-02
Dec-16
Dec-30
Jan-13
Jan-27
Feb-10
Feb-24
Mar-10
Mar-24
Apr-07
Apr-21
May-05
May-19
Jun-02
Jun-16
Jun-30
London PM fix

The gold price, at the London PM fix at June 30, 2005 was $437.10 per ounce and during the three months ended June 30, 2005 the gold price, at the London PM fix, traded in the range $414.45 per ounce (May 31, 2005) to $440.55 (June 24, 2005) and the average price over this period was $427.39.

During the year ending on June 30, 2005 the gold price, at the London PM Fix, traded in the range $387.30 per ounce (July 29, 2004) to $454.20 (December 2, 2004) and the average price per ounce over that period, based on the London PM fix, was $422.49, compared to the average price of $409.17 for 2004.

Gold price movements over the 12 month period ended June 30, 2005 were dominated by fluctuations in the value of the US dollar relative to other currencies. Continuing political tension, particularly in the Middle East, contributed to the rally in the gold price in the second half of calendar 2004. Swings in investment demand, partly associated with a general increase in net long speculative positions in commodity futures, were also a key influence in the second half of 2004. Very strong physical demand in the first quarter of 2005 supported the price in Euro terms as well as in US dollars despite relatively high net sales by Central Banks. Demand data for the three months ended June, 2005 is not yet available.

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

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings

The Sponsor, World Gold Trust Services, LLC, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The lawsuit is in its discovery phase. The Sponsor believes that it has good defenses and, therefore, believes that the outcome of the litigation will not have a material adverse effect on the financial statements of the Trust. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through July 29, 2005, 686 Baskets (68,600,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). As of July 29, 2005, 60,500,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for July 29, 2005 was $42.78.

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

Date: August 10, 2005

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.