Form 10-K
period 2005-09-30
streetTRACKS GOLD TRUST
filed 2005-12-20
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32356

streetTRACKS® GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC

(Exact name of registrant as specified in its charter)

New York	81-6124035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o World Gold Trust Services, LLC
444 Madison Avenue, 3rd Floor
New York, New York 10022
(212) 317-3800

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered
streetTRACKS® GOLD Share	New York Stock Exchange

Securites registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No

Indicate by check mark if there if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes       No

Indicate box check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes       No

As of March 31, 2005 the Registrant had 52,800,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $2,260,896,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section which appears in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

i

PART I

Item 1.    Business

StreetTRACKS® Gold Trust is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture, or the Trust Indenture. World Gold Trust Services LLC is the Sponsor of the Trust, or the Sponsor. The Bank of New York is the trustee of the Trust, or the Trustee. State Street Global Markets, LLC is the marketing agent of the Trust, or the Marketing Agent. The Trust holds gold and from time to time issues Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust's expenses.

Strategy

The Shares are intended to offer investors an opportunity to participate in the gold market through an investment in securities. Historically, the logistics of buying, storing and insuring gold have constituted a barrier to entry for some institutional and retail investors alike. The ownership of the Shares is intended to overcome these barriers to entry. The logistics of storing and insuring gold are dealt with by HSBC Bank USA, N.A., as custodian of the Trust, or the Custodian, and the related expenses are built into the price of the Shares. Therefore, the investor does not have any additional tasks or costs over and above those associated with dealing in any other publicly traded security.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means of gaining investment benefits similar to those of holding allocated gold bullion. The Shares offer an investment that is:

Easily Accessible.    Investors can access the gold market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use gold by using the Shares instead of using the traditional means of purchasing, trading and holding gold.

Relatively Cost Efficient.    The Sponsor believes that, for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of allocated gold.

Exchange Traded.    The Shares trade on the NYSE, providing investors with an efficient means to buy, sell, or sell short in order to implement a variety of investment strategies. The Shares are eligible for margin accounts.

Transparent.    The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust's holdings and their value based on current market prices are reported on the Trust's website each business day.

Operation of the Trust.    The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is not managed like a corporation or an active investment vehicle. The gold held by the Trust will only be sold; (1) on an as-needed basis to pay Trust expenses, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of gold by the Trust is a taxable event to Shareholders. See "United States Federal Tax Consequences—Taxation of US Shareholders." The material terms of the Trust Indenture are discussed under "Description of the Trust Indenture."

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, or the CEA, as administered by the Commodity Futures Trading Commission, or the CFTC. The Trust is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the Shares.

The Trust creates and redeems Shares from time to time, but only in Baskets (a Basket equals a block of 100,000 Shares). The number of outstanding Shares changes from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed. The total amount of gold and any cash required for the creation of Baskets is based on the combined net asset value, or NAV, of the number of Baskets being created or redeemed. The number of ounces of gold required to create a Basket or to be delivered upon a redemption of a Basket will continue to gradually decrease over time. This is because the Shares comprising a Basket will represent a decreasing amount of gold due to the sale of the Trust's gold to pay the Trust's expenses. Baskets may be created or redeemed only by Authorized Participants. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in DTC, (3) has entered into an agreement with the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions, or a Participant Agreement, and (4) has established an unallocated gold account with the Custodian, or an Authorized Participant Unallocated Account. Authorized Participants pay a transaction fee of $2,000 for each order to create or redeem Baskets. Authorized Participants may sell to other investors all or part of the Shares included in the Baskets they purchase from the Trust.

The Trustee determines the NAV of the Trust on each day that the NYSE is open for regular trading, at the earlier of the afternoon session of the twice daily fix of the price of gold which starts at 3:00PM London, England time, or the London PM Fix, or 12:00 PM New York time. The 2:00PM fix is performed in London by the five members of the London Gold Fix. The NAV of the Trust is the aggregate value of the Trust's assets less its estimated accrued but unpaid liabilities (which include accrued expenses). In determining the Trust's NAV, the Trustee values the gold held by the Trust based on the London PM Fix price for an ounce of gold. The Trustee also determines the NAV per Share. If on a day when the Trust's NAV is being calculated the London PM Fix is not available or has not been announced by 12:00 PM New York time, the gold price from the next most recent London fix (AM or PM) will be used, unless the Trustee determines that such price is inappropriate to use.

The Trust's assets only consist of allocated gold bullion, gold credited to an unallocated gold account and, from time to time, cash, which will be used to pay expenses. Except for the transfer of gold in or out of the Trust Unallocated Account in connection with the creation or redemption of Baskets or upon a sale of gold to pay the Trust's expenses, it is anticipated that only a small amount of unallocated gold will be held in the Trust Unallocated Account. Cash held by the Trust will not generate any income. The Trust does not hold any derivative instruments. Each Share represents a proportional interest, based on the total number of Shares outstanding, in the gold and any cash held by the Trust, less the Trust's liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the secondary market trading price of the Shares will fluctuate over time in response to the price of gold. In addition, the Sponsor expects that the trading price of the Shares will reflect the estimated accrued but unpaid expenses of the Trust.

Investors may obtain on a 24-hour basis gold pricing information based on the spot price for an ounce of gold from various financial information service providers. Current spot prices are also generally available with bid/ask spreads from gold bullion dealers. In addition, the Trust's website provides ongoing pricing information for gold spot prices and the Shares. Market prices for the Shares are available from a variety of sources including brokerage firms, information websites and other information service providers. The NAV of the Trust is published by the Sponsor on each day that the NYSE is open for regular trading and is posted on the Trust's website.

The Trust has no fixed termination date and will terminate upon the occurence of a termination event listed in the Trust Indenture. See "Description of the Trust Indenture—Termination of the Trust."

Overview Of The Gold Industry

How Gold Travels from the Mine to the Customer

The following is a general description of the typical path gold takes from the mine to the customer. Individual paths may vary at several stages in the process from the following description.

Gold, a naturally occurring mineral element, is found in ore deposits throughout the world. Ore containing gold is first either dug from the surface or blasted from the rock face underground. Mined ore is hauled to a processing plant, where it is crushed or milled. Crushed or milled ore is then concentrated in order to separate out the coarser gold and heavy mineral particles from the remaining parts of the ore. Gold is extracted from these ore concentrates by a number of processes and, once extracted, is then smelted to a gold-rich doré (generally a mixture of gold and silver) and cast into bars. Smelting, in its simplest definition, is the melting of ores or concentrates with a reagent which results in the separation of gold from impurities.

The doré goes through a series of refining processes to upgrade it to a purity and format that is acceptable in the market place. Refining can take a number of different forms, according to the type of ore being treated. The doré is refined to a purity of 99.5% or higher. The most common international standard of purity is the standard established by the London Good Delivery Standards, described in "Operation of the Gold Bullion Market—The London Bullion Market."

The gold mining company pays the refinery a fee, and then sells the bars to a bullion dealer. In some cases, the refinery may buy the gold from the mining company, thus effectively operating as a bullion dealer. Bullion dealers in turn sell the gold to manufacturers of jewelry or industrial products containing gold. Both the sale by the mine and the purchase by the manufacturer will frequently be priced with reference to the London gold price fix, which is widely used as the price benchmark for international gold transactions.

Some gold mining companies sell forward their gold to a bullion dealer in order to lock in cash-flow for revenue management purposes. The price they receive on delivery of the gold will be that which was agreed to at the time of the initial transaction, equivalent to the spot price plus the interest accrued up until the date of delivery.

Once a manufacturer of jewelry or industrial products has taken delivery of the purchased gold, the manufacturer fabricates it and sells the fabricated product to the customer. This is the typical pattern in many parts of the developing world. In some countries, especially in the industrialized world, bullion dealers will consign gold out to a manufacturer. In these cases, the gold will be stored in a secured vault on the premises of the manufacturer, who will use these consignment stocks for fabrication into products as needed. The actual sale of the gold from the bullion dealer to the manufacturer only takes place at the time the manufacturer sells the product, either to a distributor, a retailer or the customer.

In some cases, the manufacturer may, often for cost reasons, ship the gold to another country for fabrication into products. The fabricated products may then be returned to the manufacturer's country of business for onward sale, or shipped to a third country for sale to the customer.

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2005, a publication of GFMS Ltd. (GFMS), an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 153,000 tonnes (approximately 4.9 billion ounces) at the end of 2004. These stocks have increased by approximately 2.0% per year on average for the 10 years ending December 2004. When used in this report, "tonne" refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Existing stocks may be broadly divided into two categories based on the primary reason for the purchase or holding of the gold:

•	Gold purchased or held as a store of value or monetary asset; and

•	Gold purchased or held as a raw material or commodity.

The first category, gold held as a store of value or monetary asset, includes the 32,600 tonnes of gold that is estimated to be owned by the official sector (central banks, other governmental agencies and multi-lateral institutions such as the International Monetary Fund). GFMS estimate that a little over

3,500 tonnes of this had already been mobilized into the market and fabricated into gold products. This reduces to 29,100 tonnes (19.0% of the estimated total) the total that could theoretically become available in the unlikely event that all official sector holdings were liquidated. The 24,100 tonnes of gold (15.8% of the estimated total) in the hands of private investors also falls into this first category. While much of the gold in this category exists in bullion form and, in theory, could be mobilized and made available to the market, there are currently no indications that a significantly greater amount of gold will be mobilized in the near future than has been mobilized in recent years.

The second category, gold held as a raw material or commodity, includes the 78,500 tonnes of gold (51.3% of the estimated total) that has been manufactured into jewelry. As all gold jewelry exists as fabricated products, the jewelry would need to be remelted and transformed into bullion bars before being mobilized into the market in an acceptable form. While adornment is the primary motivation behind purchases of gold jewelry in the industrialized world, much of the jewelry in the developing world has an additional store of value element, with this jewelry being held, at least in part, as a means of savings. As this jewelry in the developing world tends to be of higher purity, the price of an item of jewelry is more closely correlated with the value of the gold contained in it than is the case in the industrialized world. As a result, this jewelry is more susceptible to recycling. Recycled jewelry, primarily from the developing world, is the largest single component of annual gold scrap supply, which has averaged 753 tonnes annually over the last 10 years.

The second category also includes the 17,700 tonnes of gold (11.6% of the estimated total) that has been manufactured or incorporated into industrial products. Similar to jewelry, this gold would need to be recovered from the industrial products and then remelted and recast into bars before it could be mobilized into the market. Small quantities of remelted gold from industrial products come onto the market each year.

Approximately 3,600 tonnes of above-ground stocks (2.4% of the estimated total) is unaccounted for.

Sources of Gold Demand

As reported by published statistics, the demand for gold amounted to less than 3.0% of total above ground stocks in 2004. Demand for gold is driven primarily by demand for jewelry, which is used for adornment and, in much of the developing world, also as an investment. Retail investment and industrial applications represent increasingly important, though relatively small, components of overall demand. Retail investment is measured as customer purchases of bars and coins. Gold bonding wire and gold plated contacts and connectors are the two most frequent uses of gold in industrial applications.

Gold demand is widely dispersed throughout the world. While there are seasonal fluctuations in the levels of demand for gold (especially jewelry) in many countries, variations in the timing of such fluctuations in different countries mean that seasonal changes in demand do not have a significant impact on the global gold price.

Jewelry

The primary source of gold demand is gold jewelry. The motivation for jewelry purchases differs in various regions of the world. In the industrialized world, gold jewelry tends to be purchased purely for adornment purposes, while gold's attributes as a store of value and a means of saving provide an additional motivation for jewelry purchases in much of the developing world. Price and economic factors, such as available wealth and disposable income, are the primary factors in jewelry demand. Jewelry purchased purely for adornment purposes is generally of lower caratage or purity, with design input and improved finishes accounting for a substantial portion of the purchase price. In those parts of the world where the additional motivation of savings or investment applies to the purchase of jewelry, which are mainly in Asia, the Indian subcontinent and the Middle East, gold jewelry is generally of higher caratage, and the purchase price more closely reflects the value of the gold contained in each item.

Electronics, dentistry and other industrial and decorative applications

Gold bonding wire and gold plated contacts and connectors are the two most frequent uses of gold in electronics. Other uses include high-melting point gold alloy solders and gold thick film pastes for hybrid circuits. In conservative and restorative dentistry, gold is generally used alloyed with other noble metals and with base metals, for inlay and onlay fillings, crown and bridgework and porcelain veneered restorations. Increasingly, pure gold electroforming is being used for dental repairs. Other industrial applications of gold include the use of thin gold coatings on table and enamel ware for decorative purposes and on glasses used in the construction and aerospace industries to reflect infra-red rays. Small quantities are also used in various pharmaceutical applications, including the treatment of arthritis, and in medical implants. Future applications for gold catalysts are in pollution control, clean energy generation and fuel cell technology. In addition, work is under way on the use of gold in cancer treatment.

Retail investment

Retail investment demand covers coins and bars meeting the standards for investment gold adopted by the European Union, extended to include medallions of variable purity used primarily for investment purposes and bars or coins which are likely to be worn as jewelry in certain countries. Retail investment is measured as net purchases by the ultimate customer.

Investment in Exchange Traded Funds and related products

This line item represents the annual increase in investment in gold ETFs and related products. The products are listed in the footnote to the table of gold supply and demand in the section captioned "Overview of the Gold Bullion Market—Gold Supply and Demand." The statistics in the columns under each calendar year are calculated by subtracting the reported total assets invested in the various products at the beginning of the year from the reported total assets invested at the close of the year.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter (OTC) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the nine market-making members of the LBMA, the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market.The nine market-making members of the LBMA are: the Bank of Nova Scotia – ScotiaMocatta, Barclays Bank PLC, Deutsche Bank AG, HSBC Bank USA, National Association, London Branch, Goldman Sachs International, JPMorgan Chase Bank, N.A., Royal Bank of Canada Limited, Société Générale and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients' requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars (1 kilogram or less). Bullion dealers have offices around the world and most of the world's major bullion dealers are either members or associate members of the LBMA. Of the nine market-making members of the LBMA, five offer clearing services. There are an additional 50 full members, plus a number of associate members around the world. The information about LBMA members in this report is as of May 6, 2005. These numbers may change from time to time as new members are added and existing members drop out.

In the OTC market, the standard size of gold trades between market makers ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically 50 US cents per ounce. Certain dealers are willing to offer clients competitive prices for much larger volumes, including trades over 100,000 ounces, although this will vary according to the dealer, the client and market conditions, as transaction costs in the OTC market are negotiable between the parties and therefore vary widely. Cost indicators can be obtained from various information service providers as well as dealers.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads – the differential between a dealer's "buy" and "sell" prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the COMEX division of the New York Mercantile Exchange. This period lasts for approximately four hours each New York business day morning.

The London Bullion Market

Although the market for physical gold is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the "London Good Delivery Lists," which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The term "loco London" gold refers to gold physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in "The Good Delivery Rules for Gold and Silver Bars" published by the LBMA. Gold bars meeting these requirements are described in this report from time to time as "London Good Delivery Bars." The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

Twice daily during London trading hours there is a fix which provides reference gold prices for that day's trading. Many long-term contracts will be priced on the basis of either the morning (AM) or afternoon (PM) London fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The London fix is the most widely used benchmark for daily gold prices and is quoted by various financial information sources.

Formal participation in the London fix is traditionally limited to five members, each of which is a bullion dealer and a member of the LBMA. N M Rothschild & Sons Limited withdrew from participation in the London fix in April 2004 after acting as chairman since the inception of the fix more than 80 years ago. This prompted some changes in the process which took effect from May 2004. The chairmanship now rotates annually among the five member firms. Under this new arrangement, ScotiaMocatta (a division of the Bank of Nova Scotia), assumed the chairmanship on May 5, 2004, for a period of twelve months. HSBC Bank took over the chairmanship with effect from May 3, 2005. Also, with effect from May 2004, the fix has taken place by telephone and the five member firms no longer meet face-to-face as was previously the case. The morning session of the fix starts at 10:30 AM London time and the afternoon session starts at 3:00 PM London time. The other members of the gold fixing are currently Deutsche Bank AG, HSBC Bank USA, N.A., Société Générale and Barclays Bank plc. Barclays Bank plc bought the N M Rothschild Limited's seat on the London fix for an undisclosed sum. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the five gold fixing members.

Orders are placed either with one of the five fixing members or with another bullion dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a "trying price," reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The gold price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

Futures Exchanges

The most significant gold futures exchanges are the COMEX division of the New York Mercantile Exchange and the Tokyo Commodity Exchange (TOCOM). The COMEX division of the New York Mercantile Exchange is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX division of the New York Mercantile Exchange operates through a central clearance system. On June 6, 2003, TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Other Exchanges

There are other gold exchange markets, such as the Istanbul Gold Exchange (trading gold since 1995), the Shanghai Gold Exchange (trading gold since October 2002) and the Hong Kong Chinese Gold & Silver Exchange Society (trading gold since 1918).

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the Financial Services Authority (FSA) as provided by the Financial Services and Markets Act 2000 (FSM Act). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FSA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of gold and silver not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

Participants in the US OTC market for gold are generally regulated by the market regulators which regulate their activities in the other markets in which they operate. For example, participating banks are regulated by the banking authorities. In the United States, Congress created the CFTC in 1974 as an independent agency with the mandate to regulate commodity futures and option markets in the United States. The CFTC regulates market participants and has established rules designed to prevent market manipulation, abusive trade practices and fraud. The CFTC requires that any trader holding an open position of more than 200 lots (i.e. 20,000 ounces) in any one contract month on the COMEX division of the New York Mercantile Exchange must declare his or her identity, the nature of his or her business (hedging, speculative, etc.) and the existence and size of his or her positions.

The TOCOM has authority to perform financial and operational surveillance on its members' trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets' prices. To act as a Futures Commission Merchant Broker, a broker must obtain a license from Japan's Ministry of Economy, Trade and Industry (METI), the regulatory authority that oversees the operations of the TOCOM.

Analysis of Historical Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements. This section of the prospectus identifies recent trends in the movements of the gold price and discusses some of the important events which have influenced these movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1971 to September 30, 2005, and is based on the London PM Fix.

The following chart illustrates the movements in the price of gold in US dollars per ounce over the period from January 1999 to September 30, 2005, and is based on the London PM Fix. This period corresponds to the boxed portion of the above chart.

After reaching a 20-year low of $252.80 per ounce at the London PM Fix on July 20, 1999, the gold price gradually increased. The average gold price for 2002 was $309.68 per ounce, and the average for 2003 was $363.32 per ounce. During the year 2004, the gold price ranged between a low of $375.00 on May 10, and a high of $454.20 on December 2, with the average for the year being $409.17. For the period January 1, 2005 to September 30, 2005, the gold price traded in a range between $411.10 per ounce (February 8) and $473.25 (September 30), and the average was $431.62. For the period October 1, 2005 to November 30, 2005, the gold price traded in a range between $456.50 per ounce (November 7) and $496.00 (November 28 and 29), and the average was $473.36.

The initial reason for the market's turnaround during 1999 was the strong rise in physical demand, notably in price sensitive markets such as China, Egypt, India and Japan. The sharp gold price rise in September 1999 was largely a reflection of the Central Bank Gold Agreement, which removed an important element of uncertainty from the market and led not just to renewed professional interest in the market but also to short-covering purchases. The Central Bank Gold Agreement underpinned improved sentiment in the longer term (fears over official sector sales had been a key element to negative sentiment across the market in the latter part of the 1990s).

Despite the Central Bank Gold Agreement, a number of factors led to the gold price resuming a downward trend in 2000. These included renewed strength in the dollar (gold is often perceived as a dollar hedge), strong global economic growth, low inflation and, for much of the year, buoyant stock markets in the United States and other key countries. This downward price trend persisted into the early part of 2001. At this time the gold price once again appeared to be approaching $250 per ounce but, as before, strong physical demand from price sensitive markets such as India again countered the downward trend.

Sentiment in the gold market started to change in early 2001, and the gold price has shown an upward trend since March of that year. A rapid economic slowdown occurred in the world economy, while stock markets in the United States and other key countries were falling. There was an end to the significant disinvestment in gold in Europe and North America that had affected gold prices during 2000. In addition, the rapid sequence of interest rate cuts in the United States reduced the risk/reward ratio that had previously been enjoyed by speculators who had been trading in the gold market from the short side (i.e., selling forward or futures with a view to buying back at a lower price). Lower interest rates reduced the contango (i.e., the premium available on gold for future delivery) available and this, combined with steady prices, meant that such trades became increasingly unattractive. After the first quarter of 2001, some mining companies started to reduce their hedge books, reducing the amount of gold coming onto the market. Political uncertainties and the continuing economic downturn after the attacks of September 11, 2001 added to demand for gold investments.

The continuation of the upward price trend since early 2001 reflected external issues such as the decline in the US dollar relative to other currencies, the re-emergence of inflationary pressures, volatility in equity markets, doubts over global economic recovery other than in China and East Asia, concern over corporate governance issues, and increasing political tension, including the rise in terrorism. Developments internal to the gold market such as rising investment demand, the announcement of the renewed Central Bank Gold Agreement, and the continued reduction in forward selling by mining companies also played an important role. In recent months, the international value of the US dollar has appeared somewhat more stable, which implies that the other factors have taken on greater significance. In particular, the rising gold price has encouraged even greater investment demand, and there has been speculation about possible future purchases by some central banks.

Business of the Trust

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust's expenses. The Sponsor believes that, for many investors, the Shares represent a cost-effective investment relative to traditional means of investing in gold. As the value of the Shares is tied to the value of the gold held by the Trust, it is important in understanding the investment attributes of the Shares to first understand the investment attributes of gold.

Strategy behind the Shares

The Shares are intended to offer investors a new and different opportunity to participate in the gold market through an investment in securities. Certain pension funds which have not been able to participate in the gold market are expected to be able to purchase and hold the Shares. Historically, the logistics of buying, storing and insuring gold have constituted a barrier to entry for some institutional and retail investors alike. The offering of the Shares is intended to overcome these barriers to entry. The logistics of storing and insuring gold are dealt with by the Custodian and the related expenses are built into the price of the Shares. Therefore, the investor does not have any additional tasks or costs over and above those associated with dealing in any other publicly traded security.

License Agreement

In connection with the settlement of a lawsuit between the WGC, WGTS and BNY concerning the ownership of certain intellectual property related to the Trust and BNY's contractual entitlement to act as the trustee of the Trust, BNY has agreed to serve as the trustee of the Trust. In addition, while the WGC and WGTS do not agree that BNY owns any of the intellectual property involved with the Trust, the WGC and WGTS have entered into a license agreement with BNY under which BNY grants to the WGC and WGTS a perpetual, world-wide, non-exclusive, non-transferable license under BNY's patents and patent applications that cover securitized gold products solely for the purpose of establishing, operating and marketing any securitized gold financial product that is sold, sponsored or issued by the WGC or WGTS. Also under the license agreement, the WGC and WGTS grant to BNY a perpetual, world-wide, non-exclusive, non-transferable license under their patents, patent applications and other intellectual property rights solely for the purpose of establishing, operating and marketing financial products involving the securitization of any commodity, including gold.

Trust Expenses

The Trustee sells gold as needed to pay the expenses of the Trust, as described below. The Trust's estimated ordinary operating expenses are accrued daily commencing after the first day of the trading of the Shares on the NYSE and are reflected in the NAV of the Trust. The ordinary operating expenses of the Trust include: (1) fees paid to the Sponsor, (2) fees paid to the Trustee, (3) fees paid to the Custodian, (4) fees paid to the Marketing Agent and (5) various Trust administration fees, including printing and mailing costs, legal and audit fees, registration fees and NYSE listing fees. The

Sponsor is responsible for the costs of the Trust's organization and the initial sale of the Shares, including the applicable SEC registration fees. The Trustee charged no fee and assumed the Trust's operating expenses (other than extraordinary expenses) for the period from the Trust's formation through the day the Shares commenced trading on the NYSE. The Trustee and the Sponsor have entered into a separate agreement relating to payment by the Sponsor to the Trustee for this period. These payments are not reimbursable to the Sponsor by the Trust. If the Sponsor fails to pay the Trustee under such agreement, the Trustee may recover the unpaid amounts from the assets of the Trust, and may sell the Trust's gold as necessary to provide funds for such unpaid amounts.

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust's website and marketing the Shares. The Sponsor's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $2,224,623 for its services during the period November 12, 2004 through September 30, 2005.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee's fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust's administration or the Trustee's duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $443,951 for its services during the period November 12, 2004 through September 30, 2005.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended December 5, 2005, or the Allocated Bullion Account Agreement, the Custodian is currently entitled to a fee that is accrued daily at an annual rate equal to 0.10% of the average daily aggregate value of the gold held in the Trust Allocated Account and the Trust Unallocated Account, payable monthly in arrears. Commencing April 1, 2006, the Custodian's fee will be computed at an annual rate equal to ..10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and .06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $1,952,361 for its services during the period November 12, 2004 through September 30, 2005.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $2,224,623 for its services during the period November 12, 2004 through September 30, 2005.

The administration fees of the Trust were approximately $950,000 in the period November 12, 2004 through September 30, 2005 . These fees include the following: (1) legal fees of approximately $177,000; (2) audit and quarterly review fees of approximately $173,000; (3) internal and external auditor fees in respect of Sarbanes Oxley compliance of approximately $326,000; (4) printing fees of approximately $220,000; and (5) other costs of approximately $54,000. In addition, administration fees include the SEC and National Association of Securities Dealers, Inc. (NASD) registration fees applicable to any future registration of additional Shares. Investors should be aware that administration fees are likely to increase over time due to increases in the fees of service providers to the Trust.

The Trustee will sell gold held by the Trust on an as-needed basis to pay the Trust's expenses. As a result, the amount of gold to be sold will vary from time to time depending on the level of the Trust's expenses and the market price of gold. Cash held by the Trustee will not bear any interest.

Shareholders do not have the option of choosing to pay their proportionate share of the Trust's expenses in lieu of having their share of expenses paid by the sale of the Trust's gold. Each sale of gold by the Trust will be a taxable event to Shareholders. See "United States Federal Tax Consequences—Taxation of US Shareholders."

Fee Reduction

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust assets is less than approximately $388 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in "Business of the Trust—Trust Expenses" and may be higher if the Trust's actual ordinary expenses exceed those estimates. Upon the end of the seven year period or the earlier termination of the Marketing Agent Agreement, the fee reduction will expire. See "Risk Factors—When the fee reduction terminates or expires . . .."

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on July 17, 2002. The Sponsor's office is located at 444 Madison Avenue, 3rd Floor, New York, New York 10022. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the WGC, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor. The WGC's members funded the ordinary operating expenses of the Sponsor through 2004, including the costs associated with the initial registration of the Shares and the listing of the Shares on the NYSE and the WGC has provided $3 million in funding to cover the estimated ordinary expenses of the Sponsor for 2005 and 2006.

The Sponsor's Role

The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Trustee and the Trust's principal service providers, but does not exercise day-to-day oversight over the Trustee or such service providers. The Sponsor regularly communicates with the Trustee to monitor the overall performance of the Trust. The Sponsor, with assistance and support from the Trustee, is responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Trust and may from time to time employ legal counsel for the Trust. In accordance with the Trust Indenture, to assist the Sponsor in marketing the Shares the Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent and the Trust. The Sponsor may also from time to time employ other additional or successor marketing agents after such time as when the Marketing Agent Agreement is no longer in effect. The fees and expenses of the Marketing Agent are, and any additional or successor marketing agent will be, paid by the Trustee from the assets of the Trust. See "The Marketing Agent" for more information about the Marketing Agent. The Sponsor maintains a public website on behalf of the Trust, which contains information about the Trust and the Shares, and oversees certain Shareholder services, such as a call center and prospectus fulfillment.

The Sponsor may direct the Trustee, but only as provided in the Trust Indenture. For example, the Sponsor may direct the Trustee to sell the Trust's gold to pay expenses, to suspend a redemption order or postpone a redemption settlement date or to terminate the Trust if certain criteria are met. The Sponsor anticipates that if the NAV of the Trust is less than $350 million (as adjusted for inflation) at any time after the first anniversary of the Trust's inception that the Sponsor will, in accordance with the Trust Indenture, direct the Trustee to terminate and liquidate the Trust. The Sponsor may remove the Trustee and appoint a successor; (1) if the Trustee commits certain willful bad acts in performing its duties or willfully disregards its duties, (2) if the Trustee acts in bad faith in performing its duties, (3) if the Trustee's creditworthiness has materially deteriorated or (4) if the Trustee's negligent acts or omissions have had a material adverse effect on the Trust or the interests of Shareholders and the Trustee has not cured the material adverse effect within a certain period of time and established that the material adverse effect will not recur. The Sponsor will remove the Trustee if the Trustee does not meet the qualifications for a trustee under the Trust Indenture. See "Description of the Trust Indenture—The Trustee—Resignation, discharge or removal of Trustee; successor trustees" for more information.

The Sponsor may direct the Trustee to employ one or more other custodians in addition to or in replacement of the Custodian, provided that the Sponsor may not direct the employment of an additional or successor custodian without the Trustee's consent if the employment would have a material adverse effect on the Trustee's ability to perform its duties. The Sponsor's approval is required for the Trustee to employ one or more other custodians selected by the Trustee for the safekeeping of gold and for services in connection with the deposit and delivery of gold. The Sponsor may permit the Trustee to enter into the custody agreements applicable to an additional or successor custodian without satisfaction of the requirements for such custody agreements set forth in the Trust Indenture.

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust's website and marketing the Shares. The Sponsor's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust. The Sponsor is reimbursed by the Trust for all of its disbursements and expenses incurred in connection with the Trust. If at the end of any month during the period ending seven years from the date of the Trust Indenture or upon the earlier termination of the Marketing Agent Agreement the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor's fee is subject to reduction. See "Business of the Trust—Trust Expenses—Fee Reduction."

The Trustee

BNY, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. BNY has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNY is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed a Participant Agreement may be obtained from BNY. A copy of the Trust Indenture is available for inspection at BNY's trust office identified above. Under the Trust Indenture, the Trustee is required to maintain capital, surplus and undivided profits of $500 million.

The Trustee's Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust's operational records. The Trustee's principal responsibilities include: (1) selling the Trust's gold as needed to pay the Trust's expenses (gold sales are expected to occur approximately monthly in the ordinary course), (2) calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust's gold and certain related records maintained by the Custodian. In addition, the Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust's gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian.

The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaise with the Trust's legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee's fee is subject to modification by the Trustee and the Sponsor in good faith to account for significant changes in the Trust's administration or the Trustee's duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Custodian

HSBC serves as the Custodian of the Trust's gold. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC's London custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, HSBC's London custodian operations are subject to supervision by the FSA.

The global parent company of HSBC is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had over $101 billion in capital resources as of June 30, 2005.

The Custodian's Role

The Custodian is responsible for safekeeping for the Trust gold deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian facilitates the transfer of gold in and out of the Trust through the unallocated gold accounts it maintains for each Authorized Participant and the unallocated and allocated gold accounts it maintains for the Trust. The Custodian is responsible for allocating specific bars of gold bullion to the Trust Allocated Account. The bars may be allocated by the Custodian from unallocated bars which it holds or by one of the subcustodians employed by the Custodian, or a subcustodian of such subcustodian, from unallocated bars held by the subcustodian, making the allocation. The Custodian provides the Trustee with regular reports detailing the gold transfers in and out of the Trust Unallocated Account and the Trust Allocated Account and identifying the gold bars held in the Trust Allocated Account.

The Custodian will hold all of the Trust's gold in its own London vault premises except when the gold has been allocated in the vault of a sub-custodian, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold from the sub-custodian's vault to the Custodian's London vault, at the Custodian's cost and risk.

Fees are paid to the Custodian under the Allocated Bullion Account Agreement as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian is currently entitled to a fee that is accrued daily at an annual rate equal to 0.10% of the average daily aggregate value of the gold held in the Trust Allocated Account and the Trust Unallocated Account, payable monthly in arrears. Commencing April 1, 2006, the Custodian's fee will be computed at an annual rate equal to ..10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the

Trust Allocated Account and the Trust Unallocated Account and .06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent

State Street Global Markets, LLC, a wholly-owned subsidiary of State Street Corporation, acts as the Marketing Agent. The Marketing Agent is a registered broker-dealer with the SEC, and is a member of NASD, the Municipal Securities Rulemaking Board, the National Futures Association and the Boston Stock Exchange. The Marketing Agent's office is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

The Marketing Agent's Role

The Marketing Agent is assisting the Sponsor in: (1) developing a marketing plan for the Trust on an ongoing basis, (2) preparing marketing materials regarding the Shares, including the content of the Trust's website, (3) executing the marketing plan for the Trust, (4) incorporating gold into its strategic and tactical exchange-traded fund research, and (5) licensing the "streetTRACKS®" trademark.

Under the Marketing Agent Agreement, the Marketing Agent is paid a fee for its services from the assets of the Trust in an amount equal to 0.15% per year of the daily ANAV of the Trust, payable monthly in arrears. If at the end of any month during the period ending seven years from the date of the Trust Indenture or upon the earlier termination of the Marketing Agent Agreement the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Marketing Agent's fee is subject to reduction. See "Business of the Trust— Trust Expenses—Fee Reduction."

If the amount expended or allocated by either the Sponsor or the Marketing Agent in any one year period on promoting and marketing the Trust in the US is 25% less than the yearly average of such amount over the preceding two year period and the amount of the shortfall of any such party is not spent during the following 12 month period, the unspent amount will be paid over to the other party who will add such unspent amount to the amount the other party spends during the next 12 month period.

The Marketing Agent Agreement provides that the Marketing Agent and the Sponsor will work together to develop similar and related gold based exchange-traded funds in the US. The Marketing Agent Agreement also provides that the Marketing Agent and the Sponsor will jointly negotiate and share equally in any revenue from the development of unlisted trading privileges and dual listing rights relating to the Trust and any similar or related gold based exchange-traded fund, as well as licensing rights to list option contracts and other exchange-traded derivatives that are specific to the Trust and any similar or related gold based exchange-traded fund.

The Marketing Agent Agreement contains customary representations, warranties and covenants. In addition, the Sponsor has agreed to indemnify the Marketing Agent from and against certain liabilities, including liabilities under the Securities Act, and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due.

The Marketing Agent Agreement has a term of seven years and is automatically renewed for successive three year periods, unless terminated in accordance with the Marketing Agent Agreement by either party prior to any such successive term. The Marketing Agent Agreement may also be terminated by either party if the Trust is terminated pursuant to the Trust Indenture or either party becomes insolvent or enters into bankruptcy proceedings. If the Marketing Agent Agreement is terminated by the Sponsor, the Sponsor is required to pay the Marketing Agent an amount equal to the present market value of the future payments the Marketing Agent would otherwise receive under the Marketing Agent Agreement over the subsequent 10 year period.

The Sponsor can elect to exercise its buy-out option which will terminate the Marketing Agent Agreement and remove the Marketing Agent by paying an amount equal to the present fair market value of the future payments the Marketing Agent would otherwise receive from the Trust under the Marketing Agent Agreement over the subsequent 10 year period, plus:

•	10% of such value, but such payment will be made only if the Trust's average assets under management do not exceed $1.25 billion for the 30 day period prior to the end of the first year of the Trust's operations;

•	20% of such value, but such payment will be made only if the Trust's average assets under management do not exceed $2.25 billion for the 30 day period prior to the end of the third year of the Trust's operations; and

•	30% of such value, but such payment will be made only if the Trust's average assets under management do not exceed $3.0 billion for the 30 day period prior to the end of the fifth year of the Trust's operations.

However, the Sponsor shall not have such right if, at the time of such election, any competing exchange-traded fund has been listed on an exchange in the US for more than a year and the competing exchange-traded fund is not controlled or sponsored by either of the Sponsor or the Marketing Agent (or its affiliates). Notwithstanding the foregoing, even if the Trust's average assets under management do not meet either the $1.25 billion, $2.25 billion or $3.0 billion benchmarks described above in the time periods described above, if the percentage growth in the Trust's assets for the relevant year is equal to or greater than the percentage growth in the assets of any competing exchange-traded fund described in the preceeding sentence for the comparable 12 month period of operations, the Sponsor will not have the right to terminate the Marketing Agent Agreement and remove the Marketing Agent.

WGC/WGTS License Agreement

In connection with the Marketing Agent Agreement, the Sponsor and the WGC have entered into a license agreement, dated as of November 16, 2004, with the Marketing Agent. Under the license agreement, the Sponsor and the WGC have granted the Marketing Agent, a royalty-free, worldwide, non-exclusive, non-transferable: (i) sublicense under the license agreement among the Sponsor, the WGC and BNY, which is described in "Business of the Trust—License Agreement," to BNY's patents and patent applications that cover securitized gold products in connection with the Marketing Agent's performance of its services under the Marketing Agent Agreement; and (ii) a license to the Sponsor's and the WGC's patents, patent applications and intellectual property and trade name and trademark rights in connection with the Marketing Agent's performance of its services under the Marketing Agent Agreement and for the purpose of establishing, operating and marketing financial products involving the securitization of gold.

The license agreement will expire upon the expiration or termination of the Marketing Agent Agreement. Either party may terminate the license agreement prior to such term if the other party materially breaches the license agreement and fails to cure such breach within 30 days following written notice of such breach from the non-breaching party. The license agreement contains customary representations, warranties and covenants. In addition, the Sponsor, the WGC and the Marketing Agent have agreed to indemnify each other for breaches of their respective representations and warranties and the Sponsor and the WGC have agreed to indemnify the Marketing Agent for violations of the intellectual property rights of others as a result of the Marketing Agent's use of the licensed intellectual property.

Marketing Agent License Agreement

The Sponsor, the WGC and the Marketing Agent have also entered into a marketing license agreement, dated as of November 16, 2004, pursuant to which the Marketing Agent granted the Sponsor and WGC a royalty-free, worldwide, non-exclusive, non-transferable license to use the "streetTRACKS®" trademark, for the purpose of establishing and operating the Trust, issuing and distributing the Shares and listing the Shares on the NYSE.

The marketing license agreement will expire upon the expiration or termination of the Marketing Agent Agreement. Either party may terminate the marketing license agreement prior to such term if the other party materially breaches the license agreement and fails to cure such breach within 30 days following written notice of such breach from the non-breaching party. The license agreement contains customary representations, warranties and covenants. In addition, the Sponsor, the WGC and the Marketing Agent have agreed to indemnify each other for breaches of their respective representations and warranties.

The Marketing Agent and its affiliates may from time to time become Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Description of the Shares

General

The Trustee is authorized under the Trust Indenture to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 100,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the registration statement of which this report is a part will require the registration of such additional Shares.

Description of Limited Rights

The Shares do not represent a traditional investment and you should not view them as similar to "shares" of a corporation operating a business enterprise with management and a board of directors. As a Shareholder, you do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring "oppression" or "derivative" actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Indenture. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

Distributions

The Trust Indenture provides for distributions to Shareholders in only two circumstances. First, if the Trustee and the Sponsor determine that the Trust's cash account balance exceeds the anticipated expenses of the Trust for the next 12 months and the excess amount is more than $0.01 per Share outstanding, they shall direct the excess amount to be distributed to the Shareholders. Second, if the Trust is terminated and liquidated, the Trustee will distribute to the Shareholders any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Shareholders of record on the record date fixed by the Trustee for a distribution will be entitled to receive their pro rata portion of any distribution.

Voting and Approvals

Under the Trust Indenture, Shareholders have no voting rights, except in limited circumstances. Shareholders holding at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The

Trustee may terminate the Trust upon the agreement of Shareholders owning at least 66 2/3% of the outstanding Shares. In addition, certain amendments to the Trust Indenture require 51% or unanimous consent of the Shareholders.

Redemption of the Shares

The Shares may only be redeemed by or through an Authorized Participant and only in Baskets. See "Creation and Redemption of Shares" for details on the redemption of the Shares.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, global certificates are deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Trust Indenture, Shareholders are limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants); (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants); and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers are made in accordance with standard securities industry practice.

Custody of the Trust's Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at its London, England vaults. The Custodian will hold all of the Trust's gold in its own London vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold from the subcustodian's vault to the Custodian's London vault, at the Custodian's cost and risk. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian, as instructed by the Trustee, is authorized to accept, on behalf of the Trust, deposits of gold in unallocated form. Acting on standing instructions given by the Trustee, the Custodian allocates gold deposited in unallocated form with the Trust by selecting bars of gold bullion for deposit to the Trust Allocated Account from unallocated bars which the Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. All gold bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA.

The Trustee and the Custodian have entered into the Custody Agreements which establish the Trust Unallocated Account and the Trust Allocated Account. The Trust Unallocated Account is used to facilitate the transfer of gold deposits and gold redemption distributions between Authorized Participants and the Trust in connection with the creation and redemption of Baskets and the sales of gold made by the Trustee for the Trust. Except when gold is transferred in and out of the Trust or when a small amount of gold remains credited to the Trust Unallocated Account at the end of a business day (which is expected to be no more than 430 ounces), the gold deposited with the Trust is held in the Trust Allocated Account.

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust's gold until it can be transported to the Custodian's London vault. The subcustodians that the Custodian currently uses are the Bank of England and LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian does not have written custody agreements with the subcustodians it selects. The Custodian's selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian's subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust's gold. See "Risk Factors—The ability of the Trustee or the Custodian to take legal action against subcustodians may be limited..."

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has no responsibility in relation to the subcustodians appointed by it, and the Custodian is not responsible for their selection of further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians. The Custodian is not responsible for the actions or inactions of subcustodians.

Under the Allocated Bullion Account Agreement entered into by the Trustee and the Custodian, the Custodian is responsible for the safekeeping of the gold held on behalf of the Trust in accordance with the terms and conditions of the Allocated Bullion Account Agreement and is required to exercise reasonable care in the performance of its obligations under such agreement. The Custodian is only responsible for any loss or damage suffered by the Trust as a direct result of any negligence, fraud or willful default in the performance of its duties. The Custodian's liability under the Allocated Bullion Account Agreement is further limited to the market value of the gold held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian, provided that the Custodian promptly notifies the Trustee of its discovery. The Custodian's liability under the Unallocated Bullion Account Agreement is further limited to the amount of the gold credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian, provided that the Custodian promptly notifies the Trustee of its discovery. In the event of a loss caused by the failure of the Custodian or a subcustodian to exercise reasonable care, the Trustee, on behalf of the Trust, has the right to seek recovery with respect to the loss against the Custodian or subcustodian in breach. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian.

Under the customs and practices of the London bullion market, allocated gold is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which gold is being held: (1) to request from the entity's custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each gold bar being held and the identity of the particular custodian or subcustodian holding the gold bar and (2) to request the entity's custodian to release the entity's gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. The Custodian provides the Trustee with statements on a monthly basis which contain sufficient information to identify each bar of gold held in the Trust Allocated Account and the custodian or subcustodian having possession of each bar. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer's gold and for failing to release the customer's gold upon demand.

The Custodian and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate. The Trust will not be a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of the coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust.

Allocated Accounts

An allocated account is an account with a bullion dealer, which may also be a bank, to which individually identified gold bars owned by the account holder are credited. The gold bars in an allocated gold account are specific to that account and are identified by a list which shows, for each gold bar, the refiner, assay or fineness, serial number and gross and fine weight. The account holder has full ownership of the gold bars and, except as instructed by the account holder, the bullion dealer may not trade, lease or lend the bars.

Unallocated Accounts

An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold being deposited or withdrawn. Gold held in an unallocated account is not segregated from the Custodian's assets. The account holder therefore has no ownership interest in any specific bars of gold that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer's insolvency, in which event it may not be possible for a liquidator to identify any gold held in an unallocated account as belonging to the account holder rather than to the bullion dealer. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold equal to the amount of gold standing to the credit of the account holder. When delivering gold, the bullion dealer allocates physical gold from its general stock to the account holder with a corresponding debit being made to the amount of gold credited to the unallocated account.

Transfers of Gold

For each creation of a Basket, gold is transferred to the Trust by a debit to an Authorized Participant Unallocated Account and a credit to the Trust Unallocated Account. After gold has been first credited to an Authorized Participant Unallocated Account in connection with the creation of a Basket, the Custodian transfers the credited amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account. The Custodian then allocates specific bars of gold from unallocated bars which the Custodian holds or instructs a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian, so that the total of the allocated gold bars represents the amount of gold credited to the Trust Unallocated Account to the extent such amount is representable by whole bars. The amount of gold represented by the allocated gold bars is debited from the Trust Unallocated Account and the allocated gold bars are credited to and held in the Trust Allocated Account. The bars of gold may be held directly by the Custodian or by or for a subcustodian of the Custodian. The Custodian will use commercially reasonable efforts to promptly transport gold that has been allocated in the vault of a subcustodian to the Custodian's London vault. The transport of the gold is at the Custodian's cost and risk. The Custodian updates its records at the end of each business day to identify the specific bars of gold allocated to the Trust.

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day. See "Creation and Redemption of Shares."

Description of the Custody Agreements

The Allocated Bullion Account Agreement between the Trustee and the Custodian establishes the Trust Allocated Account. The Unallocated Bullion Account Agreement between the Trustee and the Custodian establishes the Trust Unallocated Account. These agreements are sometimes referred to together as the "Custody Agreements" in this report. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Reports

The Custodian provides the Trustee with reports for each business day, no later than the following business day, identifying the movements of gold in and out of the Trust Allocated Account and the credits and debits of gold to the Trust Unallocated Account. The Custodian also provides the Trustee with monthly statements of account for the Trust Allocated Account and the Trust Unallocated

Account as of the last business day of each month. The monthly statements contain sufficient information to identify each bar of gold held in the Trust Allocated Account and, if the bar is being held temporarily by a subcustodian pending transport to the Custodian's London vault, the identity of the subcustodian having custody. Under the Custody Agreements, a "business day" means any day other than a day (1) when the NYSE is closed for regular trading or (2), if the transaction requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day.

Except for withdrawals of physical gold made directly from the Trust Allocated Account as to which transfer of ownership is determined at the time the recipient or its agent acknowledges in writing its receipt of gold, the Custodian's records of all deposits to and withdrawals from, and all debits and credits to, the Trust Allocated Account and the Trust Unallocated Account which are to occur on a business day, and all end of business day account balances in the Trust Allocated Account and Trust Unallocated Account, are stated as of the close of the Custodian's business (usually 4:00 PM London time) on such business day.

Subcustodians

Under the Allocated Bullion Account Agreement, the Custodian may employ subcustodians to provide temporary custody and safekeeping of gold until transported to the Custodian's London vault premises. These subcustodians may in turn select other subcustodians to perform such temporary custody and safekeeping, but the Custodian is not responsible for (and therefore has no liability in relation to) the selection of those other subcustodians. The Allocated Bullion Account Agreement requires the Custodian to use reasonable care in selecting any subcustodian and provides that, except for the Custodian's obligation to use commercially reasonable efforts to obtain delivery of gold held by subcustodians, the Custodian will not be liable for the acts or omissions, or for the solvency, of any subcustodian that it selects unless the selection of that subcustodian was made negligently or in bad faith. The subcustodians selected and used by the Custodian as of the date of this report are: the Bank of England, The Bank of Nova Scotia (ScotiaMocatta), Deutsche Bank AG, JPMorgan Chase Bank, N.A., and UBS AG. The Allocated Bullion Account Agreement provides that the Custodian will notify the Trustee if it selects any additional subcustodians or stops using any subcustodian it has previously selected.

Location and Segregation of Gold; Access

Gold held for the Trust Allocated Account will be held by the Custodian in its own London vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold from the subcustodian's vault to the Custodian's London vault, at the Custodian's cost and risk. Nevertheless, there will be periods of time when some portion of the Trust's gold will be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian. Gold held by the Custodian's currently selected subcustodians and by subcustodians of subcustodians may be held in vaults located in England or in other locations.

The Custodian segregates by identification in its books and records the Trust's gold in the Trust Allocated Account from any other gold which it owns or holds for others and requires the subcustodians it selects to so segregate the Trust's gold held temporarily by them. This requirement reflects the current custody practice in the London bullion market, and under the Allocated Bullion Account Agreement, the Custodian is deemed to have communicated such requirement by virtue of its participation in the London bullion market. The Custodian's books and records identify every bar of gold held in the Trust Allocated Account in its own vault by refiner, assay or fineness, serial number and gross and fine weight. Subcustodians selected by the Custodian are expected to identify in their books and records each bar of gold held temporarily for the Custodian by serial number and such subcustodians may use other identifying information.

The Trustee may, upon reasonable notice, visit the Custodian's premises up to twice a year and examine the Trust's gold held there and the Custodian's records concerning the Trust Allocated Account and the Trust Unallocated Account. The Trust's independent registered public accountant may also visit the Custodian's premises in connection with their audit of the financial statements of the Trust.

Transfers into the Trust Unallocated Account

The Custodian credits to the Trust Unallocated Account the amount of gold it receives from the Trust Allocated Account, an Authorized Participant Unallocated Account or from other third party unallocated accounts for credit to the Trust Unallocated Account. Unless otherwise agreed by the Custodian in writing, the only gold the Custodian will accept in physical form for credit to the Trust Unallocated Account is gold the Trustee has transferred from the Trust Allocated Account.

Transfers from the Trust Unallocated Account

The Custodian transfers gold from the Trust Unallocated Account only in accordance with the Trustee's instructions to the Custodian. A transfer of gold from the Trust Unallocated Account may only be made, (1) by transferring gold to a third party unallocated account, (2) by transferring gold to the Trust Allocated Account, or (3) by either (A) making gold available for collection at the Custodian's vault premises or at such other location as the Custodian may specify or (B), if separately agreed, delivering the gold to such location as the Custodian and the Trustee agree at the Trust's expense and risk. Any gold made available in physical form will be in a form which complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body (Custody Rules) or in such other form as may be agreed between the Trustee and the Custodian, and in all cases will comprise one or more whole gold bars selected by the Custodian.

The Custodian will use commercially reasonable efforts to transfer gold from the Trust Unallocated Account to the Trust Allocated Account by the close of business (London time) on each business day, such that the amount of gold that remains credited to the Trust Unallocated Account does not exceed 430 fine ounces.

Transfers into the Trust Allocated Account

The Custodian receives transfers of gold into the Trust Allocated Account only at the Trustee's instructions given pursuant to the Unallocated Bullion Account Agreement by debiting gold from the Trust Unallocated Account and crediting such gold to the Trust Allocated Account.

Transfers from the Trust Allocated Account

The Custodian transfers gold from the Trust Allocated Account only in accordance with the Trustee's instructions. Generally, the Custodian transfers gold from the Trust Allocated Account only by debiting gold from the Trust Allocated Account and crediting the gold to the Trust Unallocated Account. When the Trustee instructs the Custodian to make gold physically available, the Custodian will transfer gold from the Trust Allocated Account by debiting gold from the Trust Allocated Account and making such gold available for collection or delivery as described in the following paragraph.

Withdrawals of Gold Directly from the Trust Allocated Account

Upon the Trustee's instruction, the Custodian debits gold from the Trust Allocated Account and make the gold available for collection by the Trustee or, if separately agreed, for delivery by the Custodian in accordance with its usual practices at the Trust's expense and risk. The Trustee and the Custodian expect that the Trustee will withdraw gold physically from the Trust Allocated Account (rather than by crediting it to the Trust Unallocated Account and instructing a further transfer from that account) only in exceptional circumstances, such as if, for some unforeseen reason, it was not possible to transfer gold in unallocated form. The Custodian is not obliged to effect any requested delivery if, in its reasonable opinion, (1) this would cause the Custodian or its agents to be in breach of the Custody Rules or other applicable law, court order or regulation, (2) the costs incurred would be excessive or (3) delivery is impracticable for any reason. When gold is physically withdrawn from the Trust Allocated Account pursuant to the Trustee's instruction, all right, title, risk and interest in and to the gold withdrawn shall pass to the person to whom or to or for whose account such gold is transferred, delivered or collected at the time the recipient or its agent acknowledges in writing its receipt of gold. Unless the Trustee specifies the bars of gold to be debited from the Trust Allocated Account, the Custodian is entitled to select the gold bars.

Right to Refuse Transfers or Amend Transfer Procedures

The Custodian may refuse to accept transfers of gold to the Trust Unallocated Account, amend the procedures for transferring gold to or from the Trust Unallocated Account or for the physical withdrawal of gold from the Trust Unallocated Account or the Trust Allocated Account or impose such additional procedures in relation to the transfer of gold to or from the Trust Unallocated Account as the Custodian may from time to time consider appropriate. The Custodian will notify the Trustee within a commercially reasonable time before the Custodian amends these procedures or imposes additional ones, and, in doing so, the Custodian will consider the Trustee's need to communicate any changes to Authorized Participants and others.

Fees and Expenses

For the Custodian's services under the Allocated Bullion Account Agreement and in connection with the Custodian's processing of orders to create and redeem Baskets, the Custodian currently receives from the Trust a fee accrued daily at an annual rate equal to 0.10% of the average daily aggregate value of the gold held in the Trust Allocated Account and the Trust Unallocated Account. Commencing April 1, 2006, the Custodian's fee will be computed at an annual rate equal to .10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and ..06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian's fee is payable monthly in arrears. This fee includes any UK value added or similar tax should any such tax apply. If the Trust uses an additional or successor custodian, the fee paid to such custodian may not include any applicable UK value added or similar tax.

The Custodian receives no fee under the Unallocated Bullion Account Agreement. The Trust pays on demand all costs, charges and expenses incurred by the Custodian in connection with the performance of its duties and obligations under the Custody Agreements or otherwise in connection with the gold held in the Trust Allocated Account or the Trust Unallocated Account.

Trust Unallocated Account Credit and Debit Balances

No interest will be paid by the Custodian on any credit balance to the Trust Unallocated Account. Unless otherwise agreed to by the Trustee and the Custodian, the Trustee may not maintain a negative balance in the Trust Unallocated Account.

Exclusion of Liability

The Custodian will use reasonable care in the performance of its duties under the Custody Agreements and is only responsible for any loss or damage suffered by the Trust as a direct result of any negligence, fraud or willful default in the performance of its duties. The Custodian's liability under the Allocated Bullion Account Agreement is further limited to the market value of the gold held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian, provided that the Custodian promptly notifies the Trustee of its discovery. The Custodian's liability under the Unallocated Bullion Account Agreement is further limited to the amount of the gold credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian, provided that the Custodian promptly notifies the Trustee of its discovery.

Furthermore, the Custodian has no duty to make or take or to require any subcustodian selected by it to make or take any special arrangements or precautions beyond those required by the Custody Rules or as specifically set forth in the Custody Agreements.

Indemnity

The Trust will, solely out of the Trust's assets, indemnify the Custodian and each of its officers, directors, employees and affiliates (on an after tax basis) on demand against all costs and expenses, damages, liabilities and losses which the Custodian or any such officer, director, employee or affiliate may suffer or incur in connection with the Custody Agreements, except to the extent that such sums are due directly to the Custodian's or such officer's, director's, employer's or affiliate's negligence, willful default or fraud.

Insurance

The Custodian will maintain such insurance for its business, including its bullion and custody business, as it deems appropriate. The Trustee and the Sponsor (so long as the Sponsor is WGTS) may, subject to confidentiality restrictions, review this insurance coverage from time to time upon reasonable prior notice.

Force Majeure

The Custodian is not liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond its reasonable control, including, acts of God, war or terrorism.

Termination

The Trustee and the Custodian may each terminate any Custody Agreement upon 90 business days' prior notice. The Custody Agreements will also terminate 90 business days after the resignation or removal of the Trustee unless: (1) a successor trustee of the Trust is appointed prior to the end of the 90 business day period or (2) the full liquidation of the Trust is started within the 90 business day period and the Trustee requests that the Custodian continue the Custody Agreements in effect until the liquidation of the Trust is complete. If either the Allocated Bullion Account Agreement or the Unallocated Bullion Account Agreement is terminated, the other agreement automatically terminates.

If redelivery arrangements for the gold held in the Trust Allocated Account are not made, the Custodian may continue to store the gold and charge storage fees and expenses incurred by the Custodian, and, after six months from the termination date, the Custodian may sell the gold and account to the Trustee for the proceeds, less any amounts due to the Custodian under the Allocated Bullion Account Agreement. If arrangements for transfer or repayment, as the case may be, of the balance in the Trust Unallocated Account are not made, the Custodian may continue to charge expenses incurred by the Custodian, and, after six months from the termination date, the Custodian may close the Trust Unallocated Account and account to the Trustee for the proceeds, less any amounts due to the Custodian under the Unallocated Account Bullion Agreement.

Governing Law

The Custody Agreements are governed by English law. The Trustee and the Custodian both consent to the non-exclusive jurisdiction of the courts of the State of New York and the federal courts located in the borough of Manhattan in New York City. Such consent is not required for any person to assert a claim of New York jurisdiction over the Trustee or the Custodian.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (2) participants in DTC. To become an Authorized Participant, a person must enter into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions. The Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $2,000 to the Trustee for each order they place to create or redeem one or more Baskets. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act, as described in "Plan of Distribution."

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian to establish an Authorized Participant Unallocated Account in London (Participant Unallocated Bullion Account Agreement). Authorized Participant Unallocated Accounts may only be used for transactions with the Trust. Gold held in Authorized Participant Unallocated Accounts is not segregated from the Custodian's assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of gold held by the Custodian. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian's insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for gold transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian's liability threshold under the Participant Unallocated Bullion Account Agreement is gross negligence, not negligence, which is the Custodian's liability threshold under the Trust's Custody Agreements.

As the terms of the Participant Unallocated Bullion Account Agreement differ in certain respects from the terms of the Trust's Unallocated Bullion Account Agreement, potential Authorized Participants should review the terms of the Participant Unallocated Bullion Account Agreement carefully. The form of Participant Unallocated Bullion Account Agreement is attached as an attachment to the Participant Agreement. A copy of the Participant Agreement may be obtained by potential Authorized Participants from the Trustee.

Certain Authorized Participants are expected to have the facility to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant's direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (Exchange Act) and regulated by the NASD, or will be exempt from being or otherwise will not be required to be so regulated or registered, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Bear Hunter Structured Products LLC, Bear, Stearns & Co. Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch Professional Clearing Corp., RBC Capital Markets Corporation and UBS Securities LLC, have each signed a Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

All gold must be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Gold transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form is first credited to the Trust Unallocated Account. Thereafter, the Custodian allocates specific bars of gold representing the amount of gold credited to the Trust Unallocated Account (to the extent such amount is representable by whole gold bars) to the Trust Allocated Account. The movement of gold is reversed for the distribution of gold to an Authorized Participant in connection with the redemption of Baskets.

All gold bullion represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all gold bullion held in the Trust Allocated Account with the Custodian must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Under the Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities. The Trustee has agreed to reimburse the Authorized Participants, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Indenture and the form of Participant Agreement for more detail, each of which is attached as an exhibit to the registration statement of which this prospectus is a part. The form of Participant Unallocated Bullion Account Agreement is attached as an attachment to the form of Participant Agreement which may be obtained from the Trustee. See "Where You Can Find More Information" for information about where you can obtain the registration statement.

Creation procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. For purposes of processing both purchase and redemption orders, a "business day" means any day other than a day: (1) when the NYSE is closed for regular trading or (2), if the order requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day. Purchase orders must be placed by 4:00 PM or the close of regular trading on the NYSE, whichever is earlier. The day on which the Trustee receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit gold with the Trust, or a combination of gold and cash, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order.

Determination of required deposits

The total deposit required to create each Basket (Creation Basket Deposit) is an amount of gold and cash, if any, that is in the same proportion to the total assets of the Trust (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is properly received as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. The Sponsor anticipates that in the ordinary course of the Trust's operations a cash deposit will not be required for the creation of Baskets.

The amount of the required gold deposit is determined by dividing the number of ounces of gold held by the Trust by the number of Baskets outstanding, as adjusted for estimated accrued but unpaid fees and expenses as described in the next paragraph.

The amount of any required cash deposit is determined as follows. The estimated unpaid fees, expenses and liabilities of the Trust accrued through the purchase order date are subtracted from any cash held or receivable by the Trust as of the purchase order date. The remaining amount is divided by the number of Shares outstanding immediately before the purchase order date and then multiplied by the number of Shares being created pursuant to the purchase order. If the resulting amount is positive, this amount is the required cash deposit. If the resulting amount is negative, the amount of the required gold deposit is reduced by the number of fine ounces of gold equal in value to that resulting amount, determined at the price of gold used in calculating the NAV of the Trust on the purchase order date. Fractions of a fine ounce of gold smaller than 0.001 of a fine ounce which are included in the gold deposit amount are disregarded. All questions as to the composition of a Creation Basket Deposit are finally determined by the Trustee. The Trustee's determination of the Creation Basket Deposit shall be final and binding on all persons interested in the Trust.

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required gold deposit amount by the end of the second business day in London following the purchase order date. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the gold deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant's DTC account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of gold by such other means as the Sponsor, from time to time, may determine to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account by allocating to the Trust Allocated Account specific bars of gold from unallocated bars which the Custodian holds or instructing a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian. The Custodian will use commercially reasonable efforts to complete the transfer of gold to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant's DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the gold deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process. See "Risk Factors—Gold held in the Trust's unallocated gold account and any Authorized Participant's unallocated gold account will not be segregated from the Custodian's assets..."

Because gold is allocated only in multiples of whole bars, the amount of gold allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of gold credited to the Trust Unallocated Account. Any balance is held in the Trust Unallocated Account. The Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account; no more than 430 ounces of gold is expected to be held in the Trust Unallocated Account at the close of each business day.

Rejection of purchase orders

The Trustee may reject a purchase order or a Creation Basket Deposit if:

•	It determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	The Sponsor believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Trust or its Shareholders;

•	The acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

•	Circumstances outside the control of the Trustee, the Sponsor or the Custodian make it, for all practical purposes, not feasible to process creations of Baskets.

None of the Trustee, the Sponsor or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed by 4:00 PM or the close of regular trading on the NYSE, whichever is earlier. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC's book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

Determination of redemption distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant's Authorized Participant Unallocated Account representing the amount of the gold held by the Trust evidenced by the Shares being redeemed plus, or minus, the cash redemption amount. The cash redemption amount is equal to the value of all assets of the Trust other than gold less all estimated accrued but unpaid expenses and other liabilities, divided by the number of Baskets outstanding and multiplied by the number of Baskets included in the Authorized Participant's redemption order. The Trustee distributes any positive cash redemption amount through DTC to the account of the Authorized Participant as recorded on DTC's book entry system. If the cash redemption amount is negative, the credit to the Authorized Participant Unallocated Account is reduced by the number of ounces of gold equal in value to the negative cash redemption amount, determined at the price of gold used in calculating the NAV of the Trust on the redemption order date. The Sponsor anticipates that in the ordinary course of the Trust's operations there will be no cash distributions made to Authorized Participants upon redemptions. Fractions of a fine ounce of gold included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due.

Delivery of redemption distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the third business day following the redemption order date if, by 9:00 AM New York time on such third business day, the Trustee's DTC account has been credited with the Baskets to be redeemed. If the Trustee's DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Trustee receives the fee applicable to the extension of the redemption distribution date which the Trustee may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Trustee's DTC account by 9:00 AM New York time on such next business day. Any further outstanding amount of the the redemption order shall be cancelled. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee's DTC account by 9:00 AM New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC's book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

The Custodian transfers the redemption gold amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant's Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian's insolvency. See "Risk Factors—Gold held in the Trust's unallocated gold account and any Authorized Participant's unallocated gold account will not be segregated from the Custodian's assets..."

As with the allocation of gold to the Trust Allocated Account which occurs upon a purchase order, if in transferring gold from the Trust Allocated Account to the Trust Unallocated Account in connection with a redemption order there is an excess amount of gold transferred to the Trust Unallocated Account, the excess over the gold redemption amount is held in the Trust Unallocated Account. The Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account; no more than 430 ounces of gold is expected to be held in the Trust Unallocated Account at the close of each business day.

Suspension or rejection of redemption orders

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date for: (1) any period during which the NYSE is closed other than customary weekend or holiday closings, or trading on the NYSE is suspended or restricted; (2) any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable; or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders. None of the Sponsor, the Trustee or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Creation and redemption transaction fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $2,000 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice. A transaction fee may not exceed 0.10% of the value of a Basket at the time the creation and redemption order is accepted.

Tax responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor, the Trustee and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Description of the Trust Indenture

The Trust operates under the terms of the Trust Indenture, dated as of November 12, 2004, between the Sponsor and the Trustee. A copy of the Trust Indenture is available for inspection at the Trustee's office. The following is a description of the material terms of the Trust Indenture.

The Sponsor

This section summarizes some of the important provisions of the Trust Indenture which apply to the Sponsor. For a general description of the Sponsor's role concerning the Trust, see "The Sponsor—The Sponsor's Role."

Liability of the Sponsor and indemnification

The Sponsor will not be liable to the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any gold or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, willful misconduct or willful malfeasance in the performance of its duties or the reckless disregard of its obligations and duties to the Trust.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party's obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor's activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor shall also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement, the Marketing Agent Agreement or any Participant Agreement insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

The Sponsor has agreed to indemnify certain parties against certain liabilities described under "Risk Factors—The Trust's obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties..." and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has agreed to reimburse such parties, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee, for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

Resignation of the Sponsor; successor sponsors

The Sponsor may resign its position as sponsor at any time by delivering to the Trustee an executed instrument of resignation. The resignation will not become effective until the earlier of the time when: (1) the Trustee appoints a successor sponsor to assume, with appropriate compensation from the Trust, the duties and obligations of the Sponsor, (2) the Trustee agrees to act as sponsor without appointing a successor sponsor, or (3) if a successor sponsor has not been found within 60 days following the date the instrument of resignation was delivered, the date the Trustee terminates and liquidates the Trust and distributes all remaining assets to DTC for distribution to DTC Participants who are then owners of Shares on the records of DTC. Any successor sponsor must be satisfactory to the Trustee. Upon effective resignation, the Sponsor will be discharged and will no longer be liable in any manner except as to acts or omissions occurring prior to such resignation, and the new sponsor will then undertake and perform all duties and be entitled to all rights and compensation as sponsor under the Trust Indenture.

If the Sponsor fails to undertake or perform or becomes incapable of undertaking or performing any of its duties required under the Trust Indenture, and the failure is not cured within 15 business days following receipt of notice from the Trustee of the failure, or if the Sponsor is adjudged bankrupt or insolvent, or a receiver of the Sponsor or of its property is appointed, or a trustee or liquidator or any public officer takes charge or control of the Sponsor or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, the Trustee may do any one or more of the following: (1) appoint a successor sponsor to assume, with such compensation from the Trust as the Trustee may deem reasonable under the circumstances, the duties and obligations of the resigning Sponsor, (2) agree to act as sponsor without appointing a successor sponsor, or (3) terminate and liquidate the Trust and distribute its remaining assets. The Trustee has no obligation to appoint a successor sponsor or to assume the duties of the Sponsor and will have no liability to any person because the Trust is terminated as described in the preceding sentence.

The Sponsor may transfer all or substantially all of its assets to an entity which carries on the business of the Sponsor, if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Indenture. In such an event, the Sponsor will then be relieved of all further liability under the Trust Indenture.

The Trustee

This section summarizes some of the important provisions of the Trust Indenture which apply to the Trustee. For a general description of the Trustee's role concerning the Trust, see "The Trustee—The Trustee's Role."

Qualifications of the trustee

The Trustee and any successor trustee must be: (1) a bank, trust company, corporation or national banking association organized and doing business under the laws of the United States or any of its states, and authorized under such laws to exercise corporate trust powers, (2) a participant in DTC or such other securities depository as shall then be acting and (3), unless counsel to the Sponsor, the appointment of which is acceptable to the Trustee, determines that such requirement is not necessary for the exception under section 408(m)(3)(B) of the United States Internal Revenue Code of 1986, as amended (Code), to apply, a banking institution as defined in Code section 408(n). The Trustee and any successor trustee must have, at all times, an aggregate capital, surplus, and undivided profits of not less than $500 million.

General duty of care of trustee

The Trustee is not under any duty to give the property held by it under the Trust Indenture any greater degree of care than it gives its own similar property.

Limitation on trustee's liability

The Trustee is not liable for the disposition of gold or moneys, or in respect of any evaluation which it makes under the Trust Indenture or otherwise, or for any action taken or omitted or for any loss or injury resulting from its actions or its performance or lack of performance of its duties under the Trust Indenture in the absence of gross negligence or willful misconduct on its part. In no event will the Trustee be liable for acting in accordance with or conclusively relying upon any instruction, notice, demand, certificate or document from the Sponsor, an Authorized Participant or any entity acting on their behalf which the Trustee believes is given as authorized by the Trust Indenture. In addition, the Trustee is not liable for any delay in performance or for the non-performance of any of its obligations under the Trust Indenture by reason of causes beyond its reasonable control, including acts of God, war or terrorism. The Trustee is not liable for any indirect, consequential, punitive or special damages, regardless of the form of action and whether or not any such damages were foreseeable or contemplated, or for an amount in excess of the value of the Trust's assets.

Trustee's liability for custodial services and agents

The Trustee is not answerable for the default of the Custodian or any other custodian of the Trust's gold employed at the direction of the Sponsor or selected by the Trustee with reasonable care. The

Trustee may also employ custodians for Trust assets other than gold, agents, attorneys, accountants, auditors and other professionals and shall not be answerable for the default or misconduct of any of them if they were selected with reasonable care. The fees and expenses charged by custodians for the custody of gold and related services, agents, attorneys, accountants, auditors or other professionals, and expenses reimbursable to any custodian under a custody agreement authorized by the Trust Indenture, exclusive of fees for services to be performed by the Trustee, are expenses of the Trust. Fees paid for the custody of assets other than gold are an expense of the Trustee.

Taxes

The Trustee is not personally liable for any taxes or other governmental charges imposed upon the gold or its custody, moneys or other Trust assets, or on the income therefrom or the sale or proceeds of the sale thereof, or upon it as Trustee or upon or in respect of the Trust or the Shares. For all such taxes and charges and for any expenses, including counsel's fees, which the Trustee may sustain or incur with respect to such taxes or charges, the Trustee will be reimbursed and indemnified out of the Trust's assets and the payment of such amounts shall be secured by a lien on the Trust.

Indemnification of the trustee

The Trustee and its directors, shareholders, officers, employees, agents and affiliates will be indemnified from the Trust's assets against any loss, liability or expense: (1) in connection with the acceptance or administration of the Trust and any actions taken in accordance with the Trust Indenture or the administration of the Trust or in connection with any offer or sale of Shares incurred without (A) gross negligence, bad faith, willful misconduct and willful malfeasance on the part of the indemnified party and without (B) reckless disregard on the part of the indemnified party of its obligations and duties under the Trust Indenture or (2) related to any filings or submissions, or the failure to make any filings or submissions, with the SEC concerning the Shares, except where the loss, liability or expense arises out of any written information provided by the Trustee to the Sponsor for any such filings or submissions. Such indemnity shall include payment from the Trust of the costs and expenses incurred by the indemnified party in investigating or defending itself against any claim or liability. Any amounts payable to an indemnified party may be payable in advance or will be secured by a lien on the Trust.

Indemnity for actions taken to protect the trust

The Trustee is under no obligation to appear in, prosecute or defend any action that in its opinion may involve it in expense or liability, unless it is furnished with reasonable security and indemnity against the expense or liability. The Trustee's costs resulting from the Trustee's appearance in, prosecution of or defense of any such action are deductible from and constitute a lien against the Trust's assets. Subject to the preceding conditions, the Trustee shall, in its discretion, undertake such action as it may deem necessary to protect the Trust and the rights and interests of all Shareholders pursuant to the terms of the Trust Indenture.

Protection for amounts due to trustee

If any fees or costs owed to the Trustee under the Trust Indenture are not paid when due, the Trustee may sell or otherwise dispose of any Trust assets (including gold) and pay itself from the proceeds. As security for all obligations owed to the Trustee under the Trust Indenture, the Sponsor, each Authorized Participant and each Shareholder grants the Trustee a continuing security interest in, and a lien on, the Trust's assets and all Trust distributions.

Holding of trust property other than gold

The Trustee holds and records the ownership of the Trust's assets in such a manner so that they are not be subject to any right, charge, security interest, lien or claim of any kind in favor of the Trustee or its creditors, except a claim for payment of services, advances, indemnities and expenses by the Trustee in providing services as trustee or, in the case of cash deposits held by the Trustee, liens or rights in favor of creditors of the Trustee arising under bankruptcy, insolvency or similar laws.

The Trustee holds any money the Trust receives, without interest, as a deposit for the account of the Trust in accordance with the provisions of the Trust Indenture, until it is required to be disbursed. Any Trust assets other than gold or cash will be held by the Trustee either directly or through the Federal Reserve Treasury Book Entry System for United States and federal agency securities (Book Entry System), DTC, or through any other clearing agency or similar system (Clearing Agency), if available. The Trustee has no responsibility or liability for the actions or omissions of the Book Entry System, DTC or any Clearing Agency. The Trustee shall not be liable for ascertaining or acting upon any calls, conversions, exchange offers, tenders, interest rate changes, or similar matters relating to securities held at DTC.

Resignation, discharge or removal of trustee; successor trustees

The Trustee may resign by executing an instrument of resignation, filing it with the Sponsor, and mailing a copy of a notice of its resignation to all DTC Participants for distribution to the Shareholders not less than 60 days before the date when the resignation is to take effect.

The Sponsor may remove the Trustee and appoint a successor Trustee if it determines that: (1) the Trustee is guilty of willful misconduct or malfeasance or willful disregard of its duties under the Trust Indenture, (2) the Trustee has acted in bad faith in performing its duties under the Trust Indenture, (3) there has occurred a material deterioration in the creditworthiness of the Trustee or (4) there has occurred one or more negligent acts or omissions on the part of the Trustee which have a material adverse effect, either singly or together, on the Trust or the interests of the Shareholders and the Trustee has not, within 15 days of receipt of the Sponsor's notice of such material adverse effect, (A) cured such material adverse effect or responded to the notice explaining the steps it will take to cure such material adverse effect and cures such material adverse effect within 30 days from the date of the notice and (B) established, to the Sponsor's satisfaction, that such act or omission (or acts or omissions) will not recur. Shareholders representing at least 66 2/3% of the Shares then outstanding may at any time remove the Trustee by delivery of a written instrument to the Trustee and the Sponsor.

If the Trustee does not meet the qualification for a trustee under the Trust Indenture, fails to undertake or perform or becomes incapable of undertaking or performing any of its duties required under the Trust Indenture, and the failure is not cured within 15 business days following receipt of notice from the Sponsor of the failure, or is adjudged bankrupt or insolvent, or a receiver of the Trustee or of its property is appointed, or a trustee or liquidator or any public officer takes charge or control of the Trustee or of its property or affairs for the purposes of rehabilitation, conservation or liquidation, then, in any such case, the Sponsor will remove the Trustee.

Upon receiving notice of resignation or upon the removal of the Trustee, the Sponsor shall use its best efforts promptly to appoint a successor trustee in the manner and meeting the qualifications provided in the Trust Indenture, by written instrument or instruments delivered to the resigning Trustee and the successor trustee.

Any resignation or removal of a trustee and appointment of a successor trustee will become effective upon the acceptance of appointment by the successor trustee. Notice of the appointment of a successor trustee shall be mailed promptly after acceptance of the appointment by the successor trustee to all DTC Participants for distribution to the Shareholders.

Upon effective resignation or removal, the retiring trustee will be discharged from liability under the Trust Indenture except as to acts or omissions occurring prior to such resignation or removal.

If the Trustee is removed or resigns and no successor trustee is appointed within 60 days after the date notice of removal is received by the Trustee or the date the Trustee issues its notice of resignation, the Trustee will terminate and liquidate the Trust and distribute its remaining assets.

The Custodian and Custody of the Trust's Gold

The Trustee, on behalf of the Trust, has entered into the Custody Agreements with the Custodian under which the Custodian maintains the Trust Allocated Account and the Trust Unallocated Account.

Before entering into the Custody Agreements, the Trustee determined that, subject to the limitations and shortcomings that are described under "Risk Factors" and "Custody of the Trust's Gold," the Custody Agreements establishing the Trust Allocated Account and Trust Unallocated Account protect the Trust and the interests of the Shareholders.

The Trustee is responsible for monitoring the performance of the Custodian and any successor custodian or additional custodian and for enforcing the obligations of each such custodian as is necessary to protect the Trust and the rights and interests of the Shareholders. In the event that the Trustee determines that the maintenance of gold with a particular custodian is not in the best interests of the Shareholders, the Trustee will so advise the Sponsor and take such reasonable action as the Sponsor will direct, or, if the Sponsor has not given direction within one business day, the Trustee will initiate action to remove the gold from the custody of such custodian or take such other action as the Trustee determines appropriate to safeguard the interests of the Shareholders. However, see "The Trustee—The Trustee's Role" for a description of limitations on the ability of the Trustee to monitor the performance of the Custodian. The Trustee shall have no liability for any such action taken at the direction of the Sponsor or, in the absence of such direction, any action taken by it in good faith.

Appointment and removal of custodians

The Sponsor may direct the Trustee to employ one or more other custodians in addition to or in replacement of the Custodian, provided that the Sponsor may not direct the employment of a successor custodian or an additional custodian without the Trustee's consent if the employment would have a material adverse effect on the Trustee's ability to perform its duties. The Trustee may, with the prior approval of the Sponsor, also employ one or more successor or additional custodians selected by the Trustee for the safekeeping of gold and services in connection with the deposit and delivery of gold. Before gold may be placed with any additional or successor custodian, the Trustee will determine that the custody agreements and any related custody arrangements applicable to the additional or successor custodian substantially satisfy certain specified requirements set forth in the Trust Indenture, unless the Sponsor has permitted the Trustee to enter into such custody agreements without satisfaction of one or more of these requirements. Investors should be aware that these requirements are different in certain respect than the requirements set forth in the Custody Agreements.

Valuation of Gold, Definition of Net Asset Value and Adjusted Net Asset Value

As of the London PM Fix on each day that the NYSE is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (Evaluation Time), the Trustee evaluates the gold held by the Trust and determine both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust's gold on the basis of that day's London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time is used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London fix is not an appropriate basis for evaluation of the Trust's gold, they shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or last prior London gold price fix is not appropriate as a basis for evaluation of the Trust's gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See "Operation of the Gold Bullion Market—The London Bullion Market" for a description of the London PM Fix.

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for the evaluation day which are computed by reference to the ANAV of the Trust or the custody fees accruing for the evaluation day which are based on the value of the gold held by the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust's reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the fees of the Sponsor, the Trustee and the Marketing Agent.

To determine the Trust's NAV, the Trustee subtracts the amount of estimated accrued but unpaid fees accruing for the evaluation day which are computed by reference to the ANAV of the Trust and to the value of the gold held by the Trust from the ANAV of the Trust. The resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee's estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Indenture is required by reason of any difference in amounts estimated from those actually paid.

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation's accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, DTC, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from willful misfeasance, willful misconduct, bad faith or gross negligence in the performance of its duties or the reckless disregard of its obligations and duties.

Expenses of the Trust

All expenses of the Trust are paid by the Trust through the sale of the Trust's gold by the Trustee. The Trustee charged no fee and assumed the Trust's operating expenses (other than extraordinary expenses) for the period from the Trust's formation through the day the Shares commenced trading on the NYSE.

Trustee's fee and expenses

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee's fee may be changed by the Trustee and Sponsor in good faith to account for significant changes in the Trust's administration or the Trustee's duties.

Sponsor's fee and expenses

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and services in connection with maintaining a website for the Trust, including licensing costs, and with the marketing of the Shares. The Sponsor's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust. The Sponsor is reimbursed from the Trust for all of its disbursements and expenses incurred in connection with the Trust. For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor's fee is subject to reduction. See "Business of the Trust—Trust Expenses—Fee Reduction."

Other expenses

In addition, the following expenses are or may be charged to the Trust:

•	Expenses of custody, deposit or delivery of gold (other than expenses borne by Authorized Participants) and disbursements charged by and indemnification due any Custodian;

•	Fees of the Trustee for extraordinary services;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Amounts for reimbursement in respect of certain claims described under "Risk Factors—The Trust's obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties . . .."

•	Expenses incurred in contacting Shareholders;

•	Legal and auditing expenses, and the compensation paid to agents properly employed by or on behalf of the Trustee;

•	Fees paid to DTC for custody of the Shares;

•	Federal and state annual fees in keeping the registration of the Shares on a current basis for the issuance of Baskets;

•	Expenses of the Sponsor relating to the printing and distribution of marketing materials describing the Trust and the Shares;

•	Fees and expenses of the Marketing Agent; and

•	Stationery, postage and all other out-of-pocket expenses of the Trust not otherwise stated above incurred by the Trustee, the Sponsor or the Custodian or any additional or successor custodian pursuant to actions permitted or required under the Trust Indenture.

Sales of Gold

The Trustee at the direction of the Sponsor or in its own discretion sells the Trust's gold as necessary to pay the Trust's expenses. When selling gold to pay expenses, the Trustee endeavors to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee endeavors to sell at the price established by the London PM Fix. The Trustee places orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. See "United States Federal Tax Consequences—Taxation of US Shareholders" for information on the tax treatment of gold sales.

The Trustee also sells the Trust's gold if the Sponsor notifies the Trustee that the sale of gold is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Trustee will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of gold directed by the Sponsor.

Any property received by the Trust other than gold, cash or an amount receivable in cash (such as, for example, an insurance claim) will be promptly sold or otherwise disposed of by the Trustee at the direction of the Sponsor and the resulting proceeds will be credited to the Trust's cash account.

Cash account and reserve account

The Trustee maintains a cash account for the Trust in which proceeds of gold sales and other cash received by the Trustee on behalf of the Trust are held. On each business day, the Trustee reports the balance of the cash account to the Sponsor. The Trustee may withdraw funds from the cash account to establish a reserve account for any taxes, other governmental charges and contingent or future liabilities.

The Trustee deducts its fee from the cash account monthly in arrears. The Trustee charges the cash account its disbursements for payment of expenses at such times as the Trustee determines convenient in its administration of the Trust.

The Securities Depository; Book-Entry-Only System; Global Security

DTC acts as securities depository for the Shares. DTC is a limited-purpose trust company organized under the laws of the State of New York, a member of the Federal Reserve System, a "clearing corporation" within the meaning of the New York Uniform Commercial Code, and a "clearing agency" registered pursuant to the provisions of section 17A of the Exchange Act. DTC was created to hold securities of DTC Participants and to facilitate the clearance and settlement of transactions in such securities among the DTC Participants through electronic book-entry changes. This eliminates the need for physical movement of securities certificates. DTC Participants include securities brokers and dealers, banks, trust companies, clearing corporations, and certain other organizations, some of whom (and/or their representatives) own DTC. Access to the DTC system is also available to others such as banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly. DTC has agreed to administer its book-entry system in accordance with its rules and by-laws and the requirements of law.

Individual certificates will not be issued for the Shares. Instead, global certificates are signed by the Trustee and the Sponsor on behalf of the Trust, registered in the name of Cede & Co., as nominee for DTC, and deposited with the Trustee on behalf of DTC. The global certificates evidence all of the Shares outstanding at any time. The representations, undertakings and agreements made on the part of the Trust in the global certificates are made and intended for the purpose of binding only the Trust and not the Trustee or the Sponsor individually.

Upon the settlement date of any creation, transfer or redemption of Shares, DTC credits or debits, on its book-entry registration and transfer system, the amount of the Shares so created, transferred or redeemed to the accounts of the appropriate DTC Participants. The Trustee and the Authorized Participants designate the accounts to be credited and charged in the case of creation or redemption of Shares.

Beneficial ownership of the Shares is limited to DTC Participants, Indirect Participants and persons holding interests through DTC Participants and Indirect Participants. Owners of beneficial interests in the Shares is shown on, and the transfer of ownership is effected only through, records maintained by DTC (with respect to DTC Participants), the records of DTC Participants (with respect to Indirect Participants), and the records of Indirect Participants (with respect to Shareholders that are not DTC Participants or Indirect Participants). Shareholders are expected to receive from or through the DTC Participant maintaining the account through which the Shareholder has purchased their Shares a written confirmation relating to such purchase.

Shareholders that are not DTC Participants may transfer the Shares through DTC by instructing the DTC Participant or Indirect Participant through which the Shareholders hold their Shares to transfer the Shares. Shareholders that are DTC Participants may transfer the Shares by instructing DTC in accordance with the rules of DTC. Transfers are made in accordance with standard securities industry practice.

DTC may decide to discontinue providing its service with respect to Baskets and/or the Shares by giving notice to the Trustee and the Sponsor. Under such circumstances, the Trustee and the Sponsor will either find a replacement for DTC to perform its functions at a comparable cost or, if a replacement is unavailable, terminate the Trust.

The rights of the Shareholders generally must be exercised by DTC Participants acting on their behalf in accordance with the rules and procedures of DTC. Because the Shares can only be held in book-entry form through DTC and DTC Participants, investors must rely on DTC, DTC Participants and any other financial intermediary through which they hold the Shares to receive the benefits and exercise the rights described in this section. Investors should consult with their broker or financial institution to find out about procedures and requirements for securities held in book-entry form through DTC.

Share Splits

If the Sponsor believes that the per Share price in the secondary market for Shares has fallen outside a desirable trading price range, the Sponsor may direct the Trustee to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket.

Books and Records

The Trustee keeps proper books of record and account of the Trust at its office located in New York or such office as it may subsequently designate upon notice. These books and records are open to inspection by any person who establishes to the Trustee's satisfaction that such person is a Shareholder upon reasonable advance notice at all reasonable times during the usual business hours of the Trustee.

The Trustee keeps a copy of the Trust Indenture on file in its office which is available for inspection on reasonable advance notice at all reasonable times during its usual business hours by any Shareholder.

The Trustee will make such elections, file such tax returns, and prepare, disseminate and file such tax reports, as it is advised by its counsel or accountants are from time to time required by any applicable statute, rule or regulation.

The costs incurred in connection with such statements, filings and reports are expenses of the Trust.

Fiscal Year

The fiscal year of the Trust is the period ending September 30 of each year.

Termination of the Trust

The Sponsor may, and it is anticipated that the Sponsor will, direct the Trustee to terminate and liquidate the Trust at any time after the first anniversary of the Trust's inception when the NAV of the Trust is less than $350 million (as adjusted for inflation by reference to the National Consumer Price Index as described in the Trust Indenture). The Sponsor may direct the Trustee to terminate the Trust if the CFTC determines that the Trust is a commodities pool under the CEA. The Trustee may also terminate the Trust upon the agreement of Shareholders owning at least 66 2/3% of the outstanding Shares.

The Trustee will terminate and liquidate the Trust if any of the following events occurs:

•	DTC is unwilling or unable to perform its functions under the Trust Indenture and the Sponsor determines that no suitable replacement is available;

•	The Shares are de-listed from the NYSE and are not listed for trading on another US national securities exchange or through the Nasdaq Stock Market within five business days from the date the Shares are de-listed;

•	The NAV of the Trust remains less than $50 million for a period of 50 consecutive business days at any time after the first 90 days of the Shares being traded on the NYSE;

•	The Sponsor is unable to perform its duties or becomes bankrupt or insolvent and the Trustee has not appointed a successor and has not itself agreed to act as sponsor of the Trust;

•	The Sponsor resigns and the Trustee has not appointed a successor and has not itself agreed to act as sponsor of the Trust within 60 days from the resignation notification date;

•	The Trustee resigns or is removed and no successor trustee is appointed by the Sponsor within 60 days from the resignation or removal notification date;

•	The Custodian resigns and no successor custodian is employed within 60 days from the resignation notification date;

•	The sale of all of the Trust's assets;

•	The Trust fails to qualify for treatment, or ceases to be treated, for US federal income tax purposes, as a grantor trust; or

•	The maximum period for which the Trust is allowed to exist under New York law ends.

The Trustee will give written notice of the termination of the Trust, specifying the date of termination, upon which DTC will no longer permit transfers, to DTC Participants for distribution to the Shareholders at least 20 days prior to the termination of the Trust. The Trustee will, within a reasonable time after the termination of the Trust, sell the Trust's gold and, after payment of outstanding accrued fees, expenses and liabilities and establishment of any reserves deemed appropriate by the Trustee for applicable taxes, other governmental charges or contingent or future liabilities, distribute the proceeds to Shareholders. The Trustee is not required to invest any proceeds it holds for distribution to the Shareholders, unless the Sponsor directs that the proceeds will be invested pending distribution.

Amendments

The Trust Indenture can be amended by the Sponsor and the Trustee without the Shareholders' consent in order to: (1) correct any ambiguities, defects or inconsistencies in the Trust Indenture or to address other matters or questions arising under the Trust Indenture in a manner that will not materially adversely affect the interests of Shareholders as determined in good faith by the Sponsor, and (2) make any change required by the SEC. The Trust Indenture may also be amended by the Sponsor and the Trustee with the consent of Shareholders representing at least 51% of the Shares outstanding. However, the Trust Indenture may not be amended without the consent of all of the Shareholders if the amendment would (1) permit the acquisition of any asset other than gold and cash acquired in accordance with the Trust Indenture, (2) reduce the interest of any Shareholder in the Trust, or (3) reduce the percentage of Shareholders required to consent to the amendment. The Trustee shall provide each DTC Participant with copies of a notice of any amendment for the DTC Participant to distribute to the Shareholders for whom the DTC Participant holds Shares.

Governing Law; Consent to New York Jurisdiction

The Trust Indenture, and the rights of the Sponsor, the Trustee, DTC (as registered owner of the Trust's global certificates for Shares) and the Shareholders under the Trust Indenture, are governed by the laws of the State of New York. The Sponsor, the Trustee and DTC and, by accepting Shares, each DTC Participant and each Shareholder, consents to the jurisdiction of the courts of the State of New York and any federal courts located in the borough of Manhattan in New York City. Such consent in not required for any person to assert a claim of New York jurisdiction over the Sponsor or the Trustee.

United States Federal Tax Consequences

The following discussion of the material United States federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain United States federal income, gift and estate tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below), represents, insofar as it describes conclusions as to US federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special United States federal tax counsel to the

Sponsor. The discussion below is based on the Code, Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as "capital assets" within the meaning of Code section 1221. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a "US Shareholder" is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

•	A corporation created or organized in or under the laws of the United States or any political subdivision thereof;

•	An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

•	A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

A Shareholder that is not a US Shareholder as defined above is generally considered a "Non-US Shareholder" for purposes of this discussion. For United States federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for United States federal income tax purposes, will generally depend upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the United States federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a "grantor trust" for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses "flow through" to the Shareholders, and the Trustee will report the Trust's income, gains, losses and deductions to the Internal Revenue Service (IRS) on that basis.

Taxation of US Shareholders

Shareholders generally will be treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust's income, if any, and as if they directly incurred their respective pro rata shares of the Trust's expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder's tax basis and holding period for the Shareholder's pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, it is assumed that all of a Shareholder's Shares are acquired on the same date, at the same price per Share and, except where otherwise noted, that the sole asset of the Trust is gold.

When the Trust sells gold, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder's pro rata share of the amount realized by the Trust upon the sale and (2) the Shareholder's tax basis for its pro rata share of the gold that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has held its Shares for more than one year. A Shareholder's tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder's total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder's tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

Upon a Shareholder's sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder's tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder's Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder's tax basis for the gold received in the redemption generally will be the same as the Shareholder's tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder's holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder's Shares, the Shareholder's tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, which is treated as the basis of the gold received by the Shareholder in the redemption.

As noted above, the foregoing discussion assumes that all of a Shareholder's Shares were acquired on the same date and at the same price per Share. If a Shareholder owns multiple lots of Shares (i.e., Shares acquired on different dates and/or at different prices), it is uncertain whether the Shareholder may use the "specific identification" rules that apply under Treas. Reg. §1.1012-1(c) in the case of sales of shares of stock, in determining the amount, and the long-term or short-term character, of any gain or loss recognized by the Shareholder upon the sale of gold by the Trust, upon the sale of any Shares by the Shareholder, or upon the sale by the Shareholder of any gold received by it upon the redemption of any of its Shares. The IRS could take the position that a Shareholder has a blended tax basis and holding period for its pro rata share of the underlying gold in the Trust. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders who are Individuals

Under current law, gains recognized by individuals from the sale of "collectibles," including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust's sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a taxpayer other than an individual US taxpayer are generally the same as those at which ordinary income is taxed.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder's tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Code.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are "regulated investment companies" within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a "security" within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a "collectible" by an individual retirement account (IRA) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS to the effect that a purchase of Shares by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of the Shares purchased by it is distributed to the IRA owner or plan participant, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code section 408(d) or Code section 402. See also "ERISA and Related Considerations."

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Proposed regulations, if finalized in their current form, would require that each Shareholder be provided with information regarding its allocable portion of the Trust's annual income (if any) and expenses, and sales of Trust assets, including, in the case of a sale of gold, the amount of proceeds attributable to each Share. Each Shareholder, however, would be required to determine for itself the amount of gain or loss recognized with respect to such sales.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a US person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder's US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of gold. A Non-US Shareholder generally will not be subject to US federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States and certain other conditions are met.

Estate and Gift Tax Considerations for Non-US Shareholders

Under the US federal tax law, individuals who are neither citizens nor residents (as determined for estate and gift tax purposes) of the United States are subject to estate tax on all property that has a US "situs." Shares may well be considered to have a US situs for these purposes. If they are, then Shares would be includible in the US gross estate of a non-resident alien Shareholder. For the year 2004, US estate tax is imposed at rates of up to 48% of the fair market value of the taxable estate. The US estate tax rate is subject to change in future years. In addition, the US federal "generation-skipping transfer tax" may apply in certain circumstances. The estate of a non-resident alien Shareholder who was resident in a country which has an estate tax treaty with the United States may be entitled to benefit from such treaty.

For non-citizens and non-residents of the United States, the US federal gift tax generally applies only to gifts of tangible personal property or real property having a US situs. Tangible personal property (including gold) has a US situs if it is physically located in the United States. Although the matter is not settled, it appears that ownership of Shares should not be considered ownership of the underlying gold for this purpose, even to the extent that gold were held in custody in the United States. Instead, Shares should be considered intangible property, and therefore they should not be subject to US gift tax if transferred during the holder's lifetime.

Such Shareholders are urged to consult their tax advisers regarding the possible application of US estate, gift and generation-skipping transfer taxes in their particular circumstances.

Taxation in Jurisdictions Other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (ERISA), and/or Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, Plans), and on persons who are fiduciaries with respect to the investment of assets treated as "plan assets" of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the "Risk Factors" discussed above and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest, (3) the Plan's funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan's investment portfolio and the Plan's need for sufficient liquidity to pay benefits when due.

The Shares constitute "publicly offered securities" as defined in Department of Labor Regulations § 2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not the Plan's interest in the underlying gold bullion held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the "fiduciary responsibility" and "prohibited transaction" rules of ERISA and the Code. See also "United States Federal Tax Consequences—Investment by Certain Retirement Plans."

Item 2.    Properties

Not applicable.

Item 3.    Legal Proceedings

The Sponsor, the WGC, the Trust and the Trustee, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The lawsuit is in its discovery phase. The Sponsor believes it has good defenses and therefore believes that the outcome of the litigation will not have a material adverse effect on the financial statements of the Trust. The Sponsor and the WGC have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Shares have traded on the NYSE under the symbol "GLD" since our initial public offering on November 18, 2004. The following table sets forth, for the periods indicated, the high and low sale prices of our Shares as reported for NYSE transactions.

Fiscal Year Ended September 30, 2005	High	Low
First Quarter (beginning November 18, 2004)	$46.00	$43.20
Second Quarter	$45.00	$41.02
Third Quarter	$44.13	$41.33
Fourth Quarter	$47.23	$41.70

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low sale prices of the Shares, as reported for NYSE transactions.

Month	High	Low
June 2005	$44.13	$41.40
July 2005	$43.40	$41.70
August 2005	$44.72	$42.81
September 2005	$47.23	$43.85
October 2005	$47.72	$45.83
November 2005	$49.99	$45.32

Issuer Purchase of Equity Securities

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 81 Baskets (8,100,000 shares) during the period November 12, 2004 through September 30, 2005.

During the months of July 2005, August 2005, and September 2005, the Trust did not redeem any Baskets.

Item 6.    Selected Financial Data

Financial Highlights

(All amounts in the following table and paragraph, except per share, are in 000's of US$)	Nov 12, 2004 (Date of Inception) through Sept 30, 2005
Total gain on gold	$1,831
Net Loss	(5,965)
Net cash flows from operating activities	$0

Statements of Operation Data:

(Amounts in 000's of US$)	Nov-12, 2004 to Sep-30, 2005
REVENUES
Proceeds from sales of gold	$6,680
Cost of gold sold to pay expenses	(6,737)
Loss on gold sold to pay expenses	(57)
Gain on gold distributed for the redemption of shares	3,679
Diminution in value of investment in gold	(1,791)
Total Gain on gold	1,831
EXPENSES
Custody fees	1,952
Trustee fees	444
Sponsor fees	2,225
Marketing agent fees	2,225
Other expenses	950
Total expenses	7,796
Net Loss	$(5,965)
Loss per share	$(0.11)
Weighted average number of shares	52,130

Statements of Condition Data:

(Amounts in 000's of US$)	Sep-30, 2005	Nov-12, 2004 (Date of Inception)
ASSETS
Investment in Gold (market value $3,156,223 and $13,081 respectively)	$2,910,613	$13,081

Total Assets	$2,910,613	$13,081
LIABILITIES
Total Liabilities	$1,116	—
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (issued and outstanding at September 30, 2005—66,900,000 and at November 12, 2004—300,000; unlimited authorized; $0.00 par value)	3,155,107	13,081
Shareholders' Deficit	(245,610)	—

Total Liabilities, Redeemable Shares & Shareholders' Deficit	$2,910,613	$13,081

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Trust Overview

The Trust is an investment trust that was formed on November 12, 2004 (Date of Inception). The Trust issues baskets of shares, or Baskets, in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the shares to reflect the performance of the price of gold bullion, less the expenses of the Trust's operations. The shares are designed to provide investors with a cost effective and convenient way to invest in gold.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares against the corresponding gold price (per 1/10 of an oz. of gold):

Share & Gold Price v. NAV from fund inception to September 30, 2005

Valuation of Gold, Definition of Net Asset Value and Adjusted Net Asset Value

As of the London PM Fix on each day that the NYSE is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or the Evaluation Time, the Trustee evaluates the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust's gold on the basis of that day's London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London "fix" is not an appropriate basis for evaluation of the Trust's gold, they will identify an alternative basis for such evaluation to be employed by the Trustee.

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

To determine the Trust's NAV, the Trustee subtracts from the ANAV of the Trust the amount of estimated accrued but unpaid fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust (i.e. the fees of the Trustee, the Sponsor, the Marketing Agent and the Custodian). The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of shares outstanding as of the close of trading on the NYSE.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings during the period November 12, 2004 (Date of Inception) through September 30, 2005:

(Amount in 000's of US$)	Sep-30, 2005	Nov-12, 2004 (Date of Inception)
Investment in gold – average cost	$2,910,613	$13,081
Unrealized gain on investment in gold	245,610	—
Gold holdings – market value	$3,156,223	$13,081

Critical Accounting Policy

Valuation of Gold

Gold acquired, or disposed of, by the Trust is recorded at average cost. Gold is valued at the lower of cost or market.

Review of Financial Results–

Financial Highlights

(All amounts in the following table and paragraph, except per share, are in 000's of US$)	Nov 12, 2004 (Date of Inception) through Sept 30, 2005
Total gain on gold	$1,831
Net Loss	$(5,965)
Net cash flows from operating activities	$0

The Trust's gain on gold from November 12, 2004 (Date of Inception) to September 30, 2005 is made up of a gain of $3,679 on gold distributed on the redemption of shares offset by diminution in value of the investment in gold of $1,791 plus a loss of $57 on the sale of gold to pay expenses.

Selected Supplemental Data - As of November 12, 2004 (Date of Inception) and for the period November 13, 2004 through September 30, 2005

(All amounts, except per ounce and per share, are in 000's)	Sept-30, 2005	Nov 12, 2004 (Date of Inception)
Ounces of Gold:
Opening Balance	30.0	—
Creations	7,464.2	30.0
Redemptions	(809.4)	—
Sales of gold	(15.5)	—
Closing Balance	6,669.3	30.0
Gold price per ounce - London PM fix	$473.25	$436.03
Market value of gold holdings	$3,156,223	$13,081
Number of Shares:
Opening Balance	300	—
Creations	74,700	300
Redemptions	(8,100)	—
Closing Balance	66,900	300
Net Asset Value per share:
Creations	$43.68	$43.60
Redemptions	$(44.49)	$0.00
Net Loss for the period	$(0.11)	$0.00
At Period End	$47.16	$43.60
Net Asset Value at Period End	$3,155,107	$13,081
Change in Net Asset Value from inception	$24,018.8%	N/A
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.035)%	N/A

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004 and on that date the Trust offered 2,300,000 shares (23 Baskets) through UBS Securities LLC, as underwriter, in exchange for 230,000 ounces of gold. Through September 30, 2005 an additional 72,400,000 shares (724 Baskets) were created in exchange for 7,234,246 ounces of gold and 8,100,000 shares (81 Baskets) were redeemed in exchange for 809,421 ounces of gold and 15,574 ounces of gold were sold to pay expenses.

As at September 30, 2005 the amount of gold owned by the Trust was 6,669,251 ounces with a market value of $3,156,223 (cost - $2,910,613), based on that day's PM Fix (in accordance with the Trust Indenture).

Cash Flow from Operations

The Trust had no cash flow from operations in the period November 12, 2004 (Date of Inception) to September 30, 2005. Cash received in respect of gold sold to pay expenses in the period November 12 to September 30, 2005 was the same as those expenses, resulting in a zero cash balance at September 30, 2005.

Cash Resources and Liquidity

At September 30, 2005 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from October 1, 2004 to September 30, 2005, and is based on the London PM Fix.

Daily gold price, October 1 2004 to September 30 2005

During the period between the inception of the Trust on November 12, 2004, and September 30, 2005, the gold price based on the London PM Fix traded between $411.10 per ounce (February 8, 2005) and $473.25 (September 30, 2005), and the average was $433.35. For the 12 months ended September 30, 2005, the trading range for the gold price was the same, and the average was $432.21.

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through September 30, 2005, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period
November 12, 2004 to December 31, 2004(1)	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25
November 12, 2004 to September 30, 2005	$433.35	$473.25	Sep 30, 2005	$411.10	Feb 8, 2005	$473.25
Twelve months ended September 30, 2005	$432.09	$473.25	Sep 30, 2005	$411.10	Feb 8, 2005	$473.25

(1)	There was no London PM Fix on December 31, 2004. The London AM Fix on that date was $438.00. The Net Asset Value of the Trust on December 31, 2004 was calculated using the London AM Fix, in accordance with the Trust Indenture.

Quarterly Information

	Three Months Ended
(Amounts in 000's of US$)	Dec-31, 2004	Mar-31, 2005	Jun-30, 2005	Sep-30, 2005	Nov-12, 2004 to Sep-30, 2005
REVENUES
Proceeds from sales of gold	$95	$1,631	$2,303	$2,651	$6,680
Cost of gold sold to pay expenses	(94)	(1,676)	(2,311)	(2,656)	(6,737)
Gain/Loss on gold sold to pay expenses	1	(45)	(8)	(5)	(57)
Gain/(Loss) on gold distributed for the redemption of shares	2,709	(284)	1,254	0	3,679
Increase / (Diminution) in value of investment in gold	(20,297)	(30,399)	48,905	0	(1,791)
Total Gain/(Loss) on gold	(17,587)	(30,728)	50,151	(5)	1,831
EXPENSES
Custody fees	144	509	615	684	1,952
Trustee fees	59	123	125	137	444
Sponsor fees	164	622	759	680	2,225
Marketing agent fees	164	622	759	680	2,225
Other expenses	78	163	165	544	950
Total expenses	609	2,039	2,423	2,725	7,796
Net Gain/(Loss)	$(18,196)	$(32,767)	$47,728	$(2,730)	$(5,965)
Gain/(Loss) per share	$(0.62)	$(0.67)	$0.84	$(0.04)	$(0.11)
Weighted average number of shares	29,132	48,618	57,013	61,735	52,130

RISK FACTORS

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust's financial statements and the related notes.

The value of the Shares relates directly to the value of the gold held by the Trust and fluctuations in the price of gold could materially adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust's liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

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

In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the COMEX and the NYSE.

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust's assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the COMEX division of the New York Mercantile Exchange and the NYSE. While the Shares trade on the NYSE until 4:15 PM New York time, liquidity in the global gold market will be reduced after the close of the COMEX division of the New York Mercantile Exchange at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

The sale of gold by the Trust to pay expenses will reduce the amount of gold represented by each Share on an ongoing basis irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of gold.

Each outstanding Share represents a fractional, undivided interest in the gold held by the Trust. The Trust does not generate any income and as the Trust will regularly sell gold over time to pay for its ongoing expenses, the amount of gold represented by each Share will gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of gold into the Trust, as the amount of gold required to create Shares will proportionately reflect the amount of gold represented by the Shares outstanding at the time of creation. Assuming a constant gold price, the trading price of the Shares is expected to gradually decline relative to the price of gold as the amount of gold represented by the Shares gradually declines. The Shares will only maintain their original price if the price of gold increases.

Investors should be aware that the gradual decline in the amount of gold represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold. The estimated ordinary operating expenses of the Trust, which accrue daily commencing after the first day of trading of the Shares on the NYSE, are described in "Business of the Trust—Trust Expenses" and "Description of the Trust Indenture—Expenses of the Trust."

When the fee reduction terminates or expires, the estimated ordinary expenses payable by the Trust may increase, thus reducing the NAV of the Trust more rapidly and adversely affecting an investment in the Shares.

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

The estimated ordinary operating expenses of the Trust, which accrue daily, are described in "Business of the Trust—Trust Expenses" and "Description of the Trust Indenture—Expenses of the Trust." For details on the calculation of the ANAV of the Trust, see "Description of the Trust Indenture—
Valuation of Gold, Definition of Net Asset Value and Adjusted Net Asset Value."

The sale of the Trust's gold to pay expenses at a time of low gold prices could adversely affect the value of the Shares.

The Trustee sells gold held by the Trust to pay Trust expenses on an as-needed basis irrespective of then-current gold prices. The Trust is not actively managed and no attempt will be made to buy or sell gold to protect against or to take advantage of fluctuations in the price of gold. Consequently, the Trust's gold may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.

Purchasing activity in the gold market associated with the purchase of Baskets from the Trust may cause a temporary increase in the price of gold. This increase may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the gold required for deposit into the Trust in connection with the creation of Baskets may temporarily increase the market price of gold, which will result in higher prices for the Shares. Temporary increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Baskets. Consequently, the market price of gold may decline immediately after Baskets are created. If the price of gold declines, the trading price of the Shares will also decline.

As the Sponsor and its management have no history of operating an investment vehicle like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The Sponsor was expressly formed to be the sponsor of the Trust and has no history of past performance. The past performances of the Sponsor's management in other positions are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is not adequate or suitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

The Shares are a new securities product and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the Trust's operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Trust is not actively "managed" by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor's past experience and qualifications may not be suitable for solving these problems or issues.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act of 1936.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when gold prices are lower than the gold prices at the time when Shareholders purchased their Shares. In such a case, when the Trust's gold is sold as part of the Trust's liquidation, the resulting proceeds distributed to Shareholders will be less than if gold prices were higher at the time of sale. See "Description of the Trust Indenture— Termination of the Trust" for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the Shareholders.

Redemption orders are subject to postponement, suspension or rejection by the Trustee under certain circumstances.

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which the NYSE is closed other than customary weekend or holiday closings, or trading on the NYSE is suspended or restricted, (2) for any period during which an emergency exists as a result of which the delivery, disposal or evaluation of gold is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders. In addition, the Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder's redemption distribution if the price of the Shares declines during the period of the delay. See "Creation and Redemption of Shares—Redemption Procedures—Suspension or rejection of redemption orders." Under the Trust Indenture, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such suspension or postponement.

The operations of the Trust and the Sponsor depend on support from the WGC. This support may not be available in the future and, if such support is not available, the operations of the Trust may be adversely affected.

The Sponsor is a subsidiary of the WGC, a not-for-profit association that represents members of the gold mining industry through international marketing programs directed at stimulating demand for gold in all forms.

The ongoing operations of the Trust depend on the financial and management support of the Sponsor. The operations of the Sponsor, in turn, depend on the financial and management support of the WGC. See "The Sponsor" for more information on the funding of the Sponsor. If the WGC limits or ends its support of the Sponsor for any reason, the operations of the Trust and an investment in the Shares may be adversely affected. As a result, the Trust may be required to terminate.

The WGC's members determine the financial plan of the WGC. The WGC has provided $3 million in funding to cover the estimated ordinary expenses of the Sponsor for 2005 and 2006. There is no assurance that the WGC's members will fund the WGC or the Sponsor thereafter or that such funding will be adequate. The lack of such funding could adversely affect the ability of the Sponsor to support the Trust.

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring "oppression" or "derivative" actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and will not receive dividends). See "Description of the Shares" for a description of the limited rights of holders of Shares.

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Trust is a new, and thus untested, type of investment vehicle. It competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor's control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

Crises may motivate large-scale sales of gold which could decrease the price of gold and adversely affect an investment in the Shares.

The possibility of large-scale distress sales of gold in times of crisis may have a short-term negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 1998 Asian financial crisis resulted in significant sales of gold by individuals which depressed the price of gold. Crises in the future may impair gold's price performance which would, in turn, adversely affect an investment in the Shares.

Substantial sales of gold by the official sector could adversely affect an investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. A number of central banks have sold portions of their gold over the past 10 years, with the result that the official sector, taken as a whole, has been a net supplier to the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the Central Bank Gold Agreement, under which 15 of the world's major central banks (including the European Central Bank) agreed to limit the level of their gold sales and lending to the market for the following five years. The European Central Bank announced in March 2004 that the agreement would be extended for a further five-year period starting on September 27, 2004. The new agreement is similar to the existing agreement, although the ceiling for gold sales is 25% higher and the Bank of Greece replaces the Bank of England as a signatory to the agreement. UK Treasury indicated at the time of the announcement of the new agreement that the UK government had no plans to sell gold from its reserves and therefore would not participate in the new agreement. See "Overview of the Gold Industry—Sources of Gold Supply" and "Analysis of Movements in the Price of Gold" for more details. As before, the new agreement will be reviewed after five years. It is possible that the new agreement may not be renewed when it expires in September 2009. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.

A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

The Trust's gold may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Trust's gold could be lost, damaged or stolen. Access to the Trust's gold could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

The Trust may not have adequate sources of recovery if its gold is lost, damaged, stolen or destroyed and recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

Shareholders' recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, under English law, and any subcustodians under the law governing their custody operations is limited. The Trust does not insure its gold. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian will maintain adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Consequently, a loss may be suffered with respect to the Trust's gold which is not covered by insurance and for which no person is liable in damages.

The liability of the Custodian is limited under the agreements between the Trustee and the Custodian which establish the Trust's unallocated gold account (Unallocated Bullion Account Agreement) and the Trust's allocated gold account (Allocated Bullion Account Agreement) (together, the Custody Agreements). Under the Custody Agreements, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Bullion Account Agreement, to the market value of the gold held in the Trust's allocated gold account (Trust Allocated Account) at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Bullion Account Agreement, to the amount of gold credited to the Trust's unallocated gold account (Trust Unallocated Account) at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Bullion Account Agreement, the Unallocated Bullion Account Agreement or the Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

Gold may be held by one or more subcustodians appointed by the Custodian, or employed by the subcustodians appointed by the Custodian, until it is transported to the Custodian's London vault premises. Under the Allocated Bullion Account Agreement, except for an obligation on the part of the Custodian to use commercially reasonable efforts to obtain delivery of the Trust's gold from any subcustodians appointed by the Custodian, the Custodian is not liable for the acts or omissions of its subcustodians unless the selection of such subcustodians was made negligently or in bad faith. There are expected to be no written contractual arrangements between subcustodians that hold the Trust's gold and the Trustee or the Custodian, because traditionally such arrangements are based on the LBMA's rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA's rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee, nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of gold. If the Trust's gold is lost or damaged while in the custody of a subcustodian, the Trust may not be able to recover damages from the Custodian or the subcustodian.

The obligations of the Custodian under the Allocated Bullion Account Agreement, the Unallocated Bullion Account Agreement and the Participant Unallocated Bullion Account Agreement are governed by English law. The Custodian may enter into arrangements with English subcustodians, which arrangements may also be governed by English law. The Trust is a New York investment trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue a subcustodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

If the Trust's gold is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust's claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or one or more subcustodians or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Neither the Shareholders nor any Authorized Participant has a right under the Custody Agreements to assert a claim of the Trustee against the Custodian or any subcustodian; claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Gold bullion allocated to the Trust in connection with the creation of a Basket may not meet the London Good Delivery Standards and, if a Basket is issued against such gold, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the gold allocated to the Trust in connection with the creation of a Basket. The gold bullion allocated to the Trust by theCustodian may be different from the reported fineness or weight required by the LBMA's standards for gold bars delivered in settlement of a gold trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such gold, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss. The London Good Delivery Standards are described in "Operation of the Gold Bullion Market—The London Bullion Market." The Custodian's responsibility for the allocation to the Trust of gold meeting LBMA standards is described in "Description of the Custody Agreements —Transfers from the Trust Unallocated Account."

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may temporarily hold the Trust's gold until transported to the Custodian's London vault, failure by the subcustodians to exercise due care in the safekeeping of the Trust's gold could result in a loss to the Trust.

Under the Allocated Bullion Account Agreement, the Custodian has agreed that it will hold all of the Trust's gold in its own London vault premises except when the gold has been allocated in a vault other than the Custodian's London vault premises, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold to the Custodian's London vault, at the Custodian's cost and risk. Nevertheless, there will be periods of time when some portion of the Trust's gold will be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian. The Allocated Bullion Account Agreement is described in "Description of the Custody Agreements."

The subcustodians which the Custodian currently uses are the Bank of England and LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Bullion Account Agreement to use reasonable care in appointing its subcustodians but otherwise has no other responsibility in relation to the subcustodians appointed by it. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust's gold or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. See "Custody of the Trust's Gold" for more information about subcustodians that may hold the Trust's gold.

In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust's gold and certain related records maintained by the Custodian.

The ability of the Trustee and the Custodian to take legal action against subcustodians may be limited, which increases the possibility that the Trust may suffer a loss if a subcustodian does not use due care in the safekeeping of the Trust's gold.

If any subcustodian which holds gold on a temporary basis does not exercise due care in the safekeeping of the Trust's gold, the ability of the Trustee or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable

English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold the Trust's gold and the Trustee or the Custodian, as the case may be. If the Trustee's or the Custodian's recourse against the subcustodian is so limited, the Trust may not be adequately compensated for the loss. For more information on the Trustee's and the Custodian's ability to seek recovery against subcustodians and the subcustodian's duty to safekeep the Trust's gold, see "Custody of the Trust's Gold."

Gold held in the Trust's unallocated gold account and any Authorized Participant's unallocated gold account will not be segregated from the Custodian's assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian's insolvency, there may be a delay and costs incurred in identifying the bullion held in the Trust's allocated gold account.

Gold which is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in the Trust Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of gold held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust's gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Bullion Account Agreement, or if a subcustodian fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian's assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian's assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts.

In the case of the insolvency of the Custodian, a liquidator may seek to freeze access to the gold held in all of the accounts held by the Custodian, including the Trust Allocated Account. Although the Trust would be able to claim ownership of properly allocated gold, the Trust could incur expenses in connection with asserting such claims, and the assertion of such a claim by the liquidator could delay creations and redemptions of Baskets.

In issuing Baskets, the Trustee relies on certain information received from the Custodian which is subject to confirmation after the Trustee has relied on the information. If such information turns out to be incorrect, Baskets may be issued in exchange for an amount of gold which is more or less than the amount of gold which is required to be deposited with the Trust.

The Custodian's definitive records are prepared after the close of its business day. However, when issuing Baskets, the Trustee relies on information reporting the amount of gold credited to the Trust's accounts which it receives from the Custodian during the business day and which is subject to correction during the preparation of the Custodian's definitive records after the close of business. If the information relied upon by the Trustee is incorrect, the amount of gold actually received by the Trust may be more or less than the amount required to be deposited for the issuance of Baskets.

The Trust's obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties connected with its initial public offering of 2,300,000 Shares for certain liabilities in the event the Sponsor fails to indemnify such parties could adversely affect an investment in the Shares.

The Sponsor has agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the Trust's initial public offering of 2,300,000 Shares (Purchaser), their partners, directors and officers, and any person who controls the Purchaser or the Marketing Agent, and their respective successors and assigns, against any loss, damage, expense, liability or claim that may be incurred by the Purchaser and the Marketing Agent in connection with (1) any untrue statement or alleged untrue statement of a material fact contained in the registration statement of which this report forms a part

(including this report, any preliminary prospectus, any prospectus supplement and any exhibits thereto) or any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, (2) any untrue statement or alleged untrue statement of a material fact made by the Sponsor with respect to any representations and warranties or any covenants under (A) the distribution agreement between the Sponsor and the Purchaser, dated November 16, 2004 or (B) the Marketing Agent Agreement, or failure of the Sponsor to perform any agreement or covenant therein, (3) any untrue statement or alleged untrue statement of a material fact contained in any materials used in connection with the marketing of the Shares, (4) circumstances surrounding the third party allegations relating to patent and contract disputes as described in "Risk Factors—Competing claims over ownership of intellectual property rights related to the Trust could adversely affect the Trust and an Investment in the Shares," "Business of the Trust—License Agreement" and "Legal Proceedings," or (5) the Marketing Agent's performance of its duties under the Marketing Agent Agreement, and to contribute to payments that the Purchaser or the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor under the preceding sentence and the Purchaser for indemnification and contribution amounts due from the Sponsor in respect of the items identified in subsections (1), (2), (3) and (4) of the preceding sentence to the extent the Sponsor has not paid such amounts directly when due. Under the Participant Agreement, the Sponsor also has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act of 1933, as amended (Securities Act) and to contribute to payments that the Authorized Participants may be required to make in respect of such liabilities. The Trustee has agreed to reimburse the Authorized Participants, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. In the event the Trust is required to pay any such amounts, the Trustee would be required to sell assets of the Trust to cover the amount of any such payment and the NAV of the Trust would be reduced accordingly, thus adversely affecting an investment in the Shares.

Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor's activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor shall also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement, the Marketing Agent Agreement or any Participant Agreement insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. See "Description of the Trust Indenture—The Sponsor—Liability of the Sponsor and indemnification." For information about when the Trust's assets may be used to indemnify (1) the Trustee, see "Description of the Trust Indenture," and (2) the Custodian, see "Description of the Custody Agreements."

Competing claims over ownership of intellectual property rights related to the Trust could adversely affect the Trust and an investment in the Shares.

While the Sponsor believes that all intellectual property rights needed to operate the Trust are owned by or licensed to the Sponsor or the WGC or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Trust. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Trust and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Trust. See "Legal Proceedings."

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust's ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the

Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8.    Financial Statement and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from inception of the Trust to September 30, 2005.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Managing Director (principal executive officer) and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor's parent, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Managing Director and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Managing Director and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2005, the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported as and when required.

There were no changes in the Trust's internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, these internal controls.

Management's Report on Internal Control over Financial Reporting

The Sponsor's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust's receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Managing Director and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust's internal control over financial reporting as of September 30, 2005. In making this assessment,

they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Managing Director and Chief Financial Officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of September 30, 2005.

The assessment by the Managing Director and Chief Financial Officer of the Sponsor of the effectiveness of the Trust's internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

December 16, 2005

Item 9B.    Other Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
streetTRACKS® Gold Trust
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control and Financial Reporting, that the streetTRACKS® Gold Trust (the "Trust") maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Sponsor's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Trust maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the streetTRACKS® Gold Trust (the "Trust") as of September 30, 2005 and November 12, 2004, and the related statements of operations, shareholders' equity, and cash flows for the period from November 12, 2004 through September 30, 2005 of the Trust and our report dated December 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
December 16, 2005

PART III

Item 10.    Directors and Executive Officers of the Registrant

Not applicable.

Item 11.    Executive Compensation

During the period for November 12, 2004 to September 30, 2005 the Trustee, Custodian, Sponsor, and the Marketing Agent received total remuneration as follows:

Recipient	Remuneration Received for the period November 12, 2004 through September 30, 2005
Trustee	$ 443,951
Custodian	$1,952,361
Sponsor	$2,224,623
Marketing Agent	$2,224,623

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of September 30, 2005, information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
None	—	—

(b)	Security Ownership of Management. The Trustee does not beneficially own any of the Trust shares. In various fiduciary capacities, Bank of New York owned as of September 30, 2005, an aggregate of 3,074,016 shares with no right to vote any of these shares, nor did it share the right to vote any of these shares. The Bank of New York disclaims any beneficial interests in these shares.

(c)	Change In Control. Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Directors and Executive Officers

Not applicable.

Item 13.    Certain Relationships and Related Transactions

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee, Custodian, Sponsor and Marketing Agent, during the period from November 11, 2004 through September 30, 2005.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the period November 12, 2004 through September 30, 2005 were:

Audit Fees	$273,000
Audit-related fees	$—
Tax fees	$—
All other fees	$—
Total	$273,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor of the Trust.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.    Financial Statement

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit No.	Description
4.1	Form of Trust Indenture heretofore filed as Exhibit 4.1 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
4.2	Form of Participant Agreement heretofore filed as Exhibit 4.2 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
4.3	Form of Sponsor Payment and Reimbursement Agreement heretofore filed as Exhibit 4.3 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.1	Form of Allocated Bullion Account Agreement heretofore filed as Exhibit 10.1 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.2	Form of Unallocated Bullion Account Agreement heretofore filed as Exhibit 10.2 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) heretofore filed as Exhibit 4.2 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.4	Form of Depository Agreement heretofore filed as Exhibit 10.4 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.5	License Agreement heretofore filed as Exhibit 10.5 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.6	Form of Marketing Agent Agreement heretofore filed as Exhibit 10.6 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.7	Form of World Gold Trust Services, LLC Funding Agreement heretofore filed as Exhibit 10.7 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.8	Form of World Gold Council/World Gold Trust Services, LLC License Agreement heretofore filed as Exhibit 10.8 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.9	Form of Marketing Agent License Agreement heretofore filed as Exhibit 10.9 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.10	Form of Marketing Agent Reimbursement Agreement heretofore filed as Exhibit 10.10 to the Trust's Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.11	Amendment No. 1 dated December 5, 2005 to Allocated Bullion Account Agreement dated November 12, 2004 between HSBC Bank USA, NA and The Bank of New York, as trustee.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

streetTRACKS® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
streetTRACKS® Gold Trust
New York, New York

We have audited the accompanying statements of financial condition of the streetTRACKS® Gold Trust (the "Trust") as of September 30, 2005 and November 12, 2004, and the related statements of operations, shareholders' deficit, and cash flows for the period from November 12, 2004 through September 30, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2005 and November 12, 2004, and the results of its operations and its cash flows for the period from November 12, 2004 through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust's internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Trust's internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
December 16, 2005

streetTRACKS® GOLD TRUST

Statements of Condition

at September 30, 2005 and November 12, 2004 (Date of Inception)

(Amounts in 000's of US$)	Sep-30, 2005	Nov-12, 2004 (Date of Inception)
ASSETS
Investment in Gold (market value $3,156,223 and $13,081 respectively)	$2,910,613	$13,081

Total Assets	$2,910,613	$13,081
LIABILITIES
Accounts payable to related parties	$539	$—
Accounts payable	243	—
Accrued expenses	334	—
Total Liabilities	1,116	—
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (issued and outstanding at September 30, 2005—66,900,000 and at November 12, 2004—300,000; unlimited authorized; $0.00 par value)	3,155,107	13,081
Shareholders' Deficit	(245,610)	—

Total Liabilities, Redeemable Shares & Shareholders' Deficit	$2,910,613	$13,081

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Operations

For the period from November 12, 2004 (Date of Inception) through September 30, 2005,

(Amounts in 000's of US$)	Nov-12, 2004 to Sep-30, 2005
REVENUES
Proceeds from sales of gold	$6,680
Cost of gold sold to pay expenses	(6,737)
Loss on gold sold to pay expenses	(57)
Gain on gold distributed for the redemption of shares	3,679
Diminution in value of investment in gold	(1,791)
Total Gain on gold	1,831
EXPENSES
Custody fees	1,952
Trustee fees	444
Sponsor fees	2,225
Marketing agent fees	2,225
Other expenses	950
Total expenses	7,796
Net Loss	$(5,965)
Loss per share	$(0.11)
Weighted average number of shares	52,130

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Cash Flow

For the period from November 12, 2004 (Date of Inception) through September 30, 2005

(Amounts in 000's of US$)	Nov-12, 2004 to Sep-30, 2005
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$6,680
Cash expenses paid	(6,680)
(Decrease) / Increase in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares	$3,262,774
Value of gold distributed for redemption of shares—at average cost	$356,714

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Changes in Shareholders' Deficit

For the period from November 12, 2004 (Date of Inception) through September 30, 2005

(Amounts in 000's of US$)	Sep-30, 2005
Shareholders' Equity - Opening Balance	$—
Net Loss for the period	(5,965)
Adjustment of Redeemable Shares to redemption value	(239,645)
Shareholders' Equity - September 30, 2005	$(245,610)

See notes to the financial statements

streetTRACKS® GOLD TRUST

Notes to the Financial Statements

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

The statements of condition on November 12, 2004 (date of inception) and at September 30, 2005, the statements of operations for the three month periods ending December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 and the statements of operations, cash flow, and changes in shareholders' equity for the period from November 12, 2004 (Date of Inception) through September 30, 2005 have been prepared on behalf of the Trust. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the "Sponsor"), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 2005 and for all periods presented have been made.

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

The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings as of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through September 30, 2005:

(Amounts in 000's of US$)	Sep-30, 2005	Nov-12, 2004 (Date of Inception)
Investment in gold - average cost	$2,910,613	$13,081
Unrealized gain on investment in gold	245,610	—

Investment in gold - market value	$3,156,223	$13,081

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

2.2    Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust's account. Generally,

streetTRACKS® GOLD TRUST

2.    Significant accounting policies   (continued)

ownership of the gold is transferred within three days of trade date. As of September 30, 2005 and November 12, 2004, there was no gold receivable.

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders' Equity. Changes in the shares as of November 12, 2004 (Date of Inception) and for the period November 12, 2004 (Date of Inception) through September 30, 2005, are as follows:

(All amounts are in 000's)	Sep-30, 2005	Nov-12, 2004 (Date of Inception)
Number of Redeemable Shares:
Opening Balance	300	—
Creations	74,700	300
Redemptions	(8,100)	—
Closing Balance	66,900	300

(Amounts in 000's of US$)	Sep-30, 2005	Nov-12, 2004 (Date of Inception)
Redeemable shares:
Opening Balance	$13,081	$—
Creations (Number of shares created during the period ended September 30, 2005 - 74,700,000, at November 12, 2004 - 300,000)	3,262,774	13,081
Redemptions (Number of shares redeemed during the period ended September 30, 2005 - 8,100,000, at November 12, 2004 - 0)	(360,393)	—
Adjustment to redemption value	239,645	—
Closing Balance	$3,155,107	$13,081

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

streetTRACKS® GOLD TRUST

2.    Significant accounting policies   (continued)

2.5    Income Taxes

The Trust is classified as a "grantor trust" for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust's income and expenses will "flow through" to the Shareholders, and the Trustee will report the Trust's proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values at November 12, 2004 (Date of Inception) and September 30, 2005:

(Ounces of gold are in 000's and value of gold is in 000's of US$)	Sep-30, 2005	Nov-12, 2004 (Date of Inception)
Ounces of Gold:
Opening Balance	30.0	—
Creations	7,464.2	30.0
Redemptions	(809.4)	—
Sales of gold	(15.5)	—
Closing Balance	6,669.3	30.0
Investment in Gold (lower of cost or market):
Opening Balance	$13,081	$—
Creations	3,262,774	13,081
Redemptions	(356,714)	—
Sales of gold	(6,737)	—
Diminution in value of investment in gold	(1,791)
Closing Balance	$2,910,613	$13,081

streetTRACKS® GOLD TRUST

4    Quarterly Statements of Operations

	Three Months Ended (Unaudited)
(Amounts in 000's of US$)	Dec-31, 2004	Mar-31, 2005	Jun-30, 2005	Sep-30, 2005	Nov-12, 2004 to Sep-30, 2005
REVENUES
Proceeds from sales of gold	$95	$1,631	$2,303	$2,651	$6,680
Cost of gold sold to pay expenses	(94)	(1,676)	(2,311)	(2,656)	(6,737)
Gain/(Loss) on gold sold to pay expenses	1	(45)	(8)	(5)	(57)
Gain/(Loss) on gold distributed for the redemption of shares	2,709	(284)	1,254	0	3,679
Increase / (Diminution) in value of investment in gold	(20,297)	(30,399)	48,905	0	(1,791)
Total Gain/(Loss) on gold	(17,587)	(30,728)	50,151	(5)	1,831
EXPENSES
Custody fees	144	509	615	684	1,952
Trustee fees	59	123	125	137	444
Sponsor fees	164	622	759	680	2,225
Marketing agent fees	164	622	759	680	2,225
Other expenses	78	163	165	544	950
Total expenses	609	2,039	2,423	2,725	7,796
Net Gain/(Loss)	$(18,196)	$(32,767)	$47,728	$(2,730)	$(5,965)
Gain/(Loss) per share	$(0.62)	$(0.67)	$0.84	$(0.04)	$(0.11)
Weighted average number of shares	29,132	48,618	57,013	61,735	52,130

5    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees

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

streetTRACKS® GOLD TRUST

5    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

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

For the period November 12, 2004 (Date of Inception) through September 30, 2005 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $699,066 respectively.

streetTRACKS® GOLD TRUST

5    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

Amounts Payable to Related parties and other accounts payable

(Amounts in 000's of US$)	Sep-30, 2005
Payable to Custodian	$(243)
Payable to Trustee	(48)
Payable to Sponsor	(124)
Payable to Marketing Agent	(124)
Accounts Payable to related parties	$(539)

6    Concentration of Risk

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

7    Legal Proceedings

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

8    Indemnification

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party's obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor's activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor

streetTRACKS® GOLD TRUST

8    Indemnification   (continued)

will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement with the Purchaser, the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

Date: December 16, 2005

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.