Form 10-Q
period 2005-12-31
streetTRACKS GOLD TRUST
filed 2006-02-06
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

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

Yes              No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer            Non-accelerated filer

As of January 31, 2006 the Registrant had 107,800,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements (unaudited)	1
	Statements of Condition at December 31, 2005 and September 30, 2005	1
	Statements of Operations for the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through December 31, 2004	2
	Statements of Cash Flow for the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through December 31, 2004	3
	Statements of Changes in Shareholders' Deficit for the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005	4
	Notes to the Unaudited Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II - OTHER INFORMATION		17
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

Unaudited Statements of Condition

at December 31, 2005 and September 30, 2005

(Amounts in 000's of US$)	Dec-31, 2005	Sep-30, 2005
ASSETS
Investment in Gold (market value $4,087,091 and $3,156,223 at December 31, 2005 and September 30, 2005, respectively)	$3,549,722	$2,910,613
Gold receivable	255,363	—
Total Assets	$3,805,085	$2,910,613
LIABILITIES
Accounts payable to related parties	$886	$539
Accounts payable	371	243
Accrued expenses	119	334
Total Liabilities	1,376	1,116
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (issued and outstanding at December 31, 2005 - 85,000,000 and at September 30, 2005 - 66,900,000; unlimited authorized; $0.00 par value)	4,341,078	3,155,107
Shareholders' Deficit	(537,369)	(245,610)

Total Liabilities, Redeemable Shares & Shareholders' Deficit	$3,805,085	$2,910,613

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Operations

For the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through December 31, 2004

(Amounts in 000's of US$, except for share and per share data)	Three Months Ended Dec-31, 2005	Nov-12, 2004 to Dec-31, 2004
REVENUES
Proceeds from sales of gold	$3,217	$95
Cost of gold sold to pay expenses	(2,970)	(94)
Gain on gold sold to pay expenses	247	1
Gain on gold distributed for the redemption of shares	—	2,709
Diminution in value of investment in gold	—	(20,297)
Total Gain/(Loss) on gold	247	(17,587)
EXPENSES
Custody fees	874	144
Trustee fees	174	59
Sponsor fees	1,131	164
Marketing agent fees	1,131	164
Other expenses	167	78
Total expenses	3,477	609
Net Loss	$(3,230)	$(18,196)
Loss per share	$(0.05)	$(0.62)
Weighted average number of shares	71,367	29,132

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Cash Flow

For the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through December 31, 2004

(Amounts in 000's of US$)	Three Months Ended Dec-31, 2005	Nov-12, 2004 to Dec-31, 2004
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$3,217	$95
Cash expenses paid	(3,217)	(95)
(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$642,079	$1,557,555
Value of gold distributed for redemption of shares - at average cost	$—	$258,246

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Changes in Shareholders' Deficit

For the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005

(Amounts in 000's of US$)	Three Months Ended Dec-31, 2005	Nov-12, 2004 to Sep-30, 2005
Shareholders' Deficit - Opening Balance	$(245,610)	$—
Net Loss for the period	(3,230)	(5,965)
Adjustment of Redeemable Shares to redemption value	(288,529)	(239,645)
Shareholders' Deficit - Closing balance	$(537,369)	$(245,610)

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

The statement of condition at December 31, 2005 and the statement of changes in shareholders' deficit for the three months ended December 31, 2005 and the statements of operations and cash flow for the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through December 31, 2004 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the "Sponsor"), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at December 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings for the three months ended December 31, 2005 and for the period November 12, 2004 (Date of Inception) through September 30, 2005:

(Amounts in 000's of US$)	Dec-31, 2005	Sep-30, 2005
Investment in gold - average cost	$3,805,085	$2,910,613
Unrealized gain on investment in gold	537,369	245,610
Gold receivable	(255,363)	—
Investment in gold - market value	$4,087,091	$3,156,223

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders' Equity. Changes in the shares for the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005, are as follows:

(All amounts are in 000's)	Dec-31, 2005	Sep-30, 2005
Number of Redeemable Shares:
Opening Balance	66,900	300
Creations	18,100	74,700
Redemptions	—	(8,100)
Closing Balance	85,000	66,900

(Amounts in 000's of US$)	Dec-31, 2005	Sep-30, 2005
Redeemable shares:
Opening Balance	$3,155,107	$13,081
Creations (Number of shares created during the three month period ended December 31, 2005 - 18,100,000, and the period from November 12, 2004 (Date of Inception) through September 30, 2005 - 74,700,000)	897,442	3,262,774
Redemptions (Number of shares redeemed during the periods ended December 31, 2005 - nil, and the period from November 12, 2004 (Date of Inception) through September 30, 2005 - 8,100,000)	—	(360,393)
Adjustment to redemption value	288,529	239,645
Closing Balance	$4,341,078	$3,155,107

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

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the three months ended December 31, 2005 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005:

(Ounces of gold are in 000's and value of gold is in 000's of US$)	Dec-31, 2005	Sep-30, 2005
Ounces of Gold:
Opening Balance	6,669.3	30.0
Creations (excluding gold receivable at December 31, 2005 - 497.7 ounces, and at September 30, 2005 - nil)	1,304.6	7,464.2
Redemptions	—	(809.4)
Sales of gold	(6.8)	(15.5)
Closing Balance	7,967.1	6,669.3
Investment in Gold (lower of cost or market):
Opening Balance	$2,910,613	$13,081
Creations (excluding gold receivable at December 31, 2005 - $255,363, and at September 30, 2005 - nil)	642,079	3,262,774
Redemptions	—	(356,714)
Sales of gold	(2,970)	(6,737)
Diminution in value of investment in gold	—	(1,791)
Closing Balance	$3,549,722	$2,910,613

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

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the "Marketing Agent") by the Trustee from the assets of the Trust as compensation for services performed pursuant to the agreement between the Sponsor and the Marketing Agent (the "Marketing Agent Agreement"). The Marketing Agent's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

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

Notes to the Unaudited Financial Statements

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

For the three months ended December 31, 2005 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $173,210 respectively. For the period from November 12, 2004 (Date of Inception) through December 31, 2004 the comparable reduction in fees was $64,275.

Amounts Payable to Related parties and other accounts payable

(Amounts in 000's of US$)	Dec-31, 2005	Sep-30, 2005
Payable to Custodian	$(330)	$(243)
Payable to Trustee	(66)	(48)
Payable to Sponsor	(245)	(124)
Payable to Marketing Agent	(245)	(124)
Accounts Payable to related parties	$(886)	$(539)

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

7    Indemnification

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party's obligations and duties

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

7    Indemnification   (continued)

under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor's activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement with the Purchaser, the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

To determine the Trust's NAV, the Trustee subtracts from the ANAV of the Trust the amount of estimated accrued but unpaid fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust (i.e., the fees of the Trustee, the Sponsor, the Marketing Agent and the Custodian). The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of shares outstanding as of the close of trading on the NYSE.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings at December 31, 2005 and September 30, 2005:

(Amounts in 000's of US$)	Dec-31, 2005	Sep-30, 2005
Investment in gold - average cost	$3,805,085	$2,910,613
Unrealized gain on investment in gold	537,369	245,610
Gold receivable	(255,363)	—
Investment in gold - market value	$4,087,091	$3,156,223

Critical Accounting Policy

Valuation of Gold

Gold acquired, or disposed of, by the Trust is recorded at average cost. Gold is valued at the lower of cost or market.

Review of Financial Results

Financial Highlights

(All amounts in the following table and two paragraphs, except per share, are in 000's of US$)	Three Months Ended Dec-31, 2005	Nov-12, 2004 to Dec-31, 2004
Total Gain/(Loss) on gold	$247	$(17,587)
Net Loss	$(3,230)	$(18,196)
Loss per share	$(0.05)	$(0.62)
Net cash flows from operating activities	$0	$0

The Trust's total gain on gold for the three months ending December 31, 2005 is made up of gain of $247 on the sale of gold to pay expenses.

The Trust's total loss on gold from November 12, 2004 (Date of Inception) to December 31, 2004 is made up of gain of $2,709 on gold distributed on the redemption of shares plus gain of $1 on the sale of gold to pay expenses offset by diminution in value of investment in gold of $20,297.

Selected Supplemental Data - For the period November 12, 2004 (Date of Inception) through September 30, 2005 and for the three months ended December 31, 2005

(All amounts, except per ounce and per share, are in 000's)	Dec-31, 2005	Sep-30, 2005
Ounces of Gold:
Opening Balance	6,669.3	30.0
Creations (excluding gold receivable at December 31, 2005 - 497.7 ounces, and at September 30, 2005 - nil)	1,304.6	7,464.2
Redemptions	—	(809.4)
Sales of gold	(6.8)	(15.5)
Closing Balance	7,967.1	6,669.3
Gold price per ounce - London PM fix(1)	$513.00	$473.25
Market value of gold holdings including gold receivable	$4,342,454	$3,156,223
Number of Shares:
Opening Balance	66,900	300
Creations	18,100	74,700
Redemptions	—	(8,100)
Closing Balance	85,000	66,900
Net Asset Value per share:
Creations	$49.58	$43.68
Redemptions	—	(44.49)
Net Loss for the period	(0.05)	(0.11)
At Period End	$51.07	$47.16
Net Asset Value at Period End	$4,341,078	$3,155,107
Change in Net Asset Value through period end	37.6%	24,018.8%
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.032)%	(0.035)%

(1)	There was no London PM fix on December 31, 2005 and December 30, 2005. The Net Asset Value of the Trust on December 31, 2005 was calculated using the London AM fix on December 30, 2005, which was $513.00, in accordance with the Trust Indenture.

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

In the three months ended December 31, 2005, 18,100,000 shares (181 Baskets) were created in exchange for 1,802,357 ounces of gold and 6,785 ounces of gold were sold to pay expenses.

As at December 31, 2005 the amount of gold owned by the Trust including gold receivable was 8,464,822 ounces with a market value of $4,342,453,572 (cost − $3,805,085,670), based on the London AM Fix on December 30, 2005 (in accordance with the Trust Indenture. See note (1) above.).

Cash flow from operations

The Trust had no cash flow from operations in the three months ending December 31, 2005 or for the period November 12, 2004 (Date of Inception) to December 31, 2004. Cash received in respect of gold sold to pay expenses in the three months ending December 31, 2005 and the period November 12, 2004 (Date of Inception) to December 31, 2004 was the same as those expenses, resulting in zero cash balances at December 31, 2005 and at December 31, 2004 .

Cash Resources and Liquidity

At December 31, 2005 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2001 to December 31, 2005, and is based on the London PM Fix.

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through December 31, 2005, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period
November 12, 2004 to December 31, 2004(1)	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25
Three months to December 31, 2005(2)	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00
November 12, 2004 to December 31, 2005(2)	$444.35	$536.50	Dec 12, 2005	$411.10	Feb 8, 2005	$513.00

(1)	There was no London PM Fix on December 31, 2004. The London AM Fix on that date was $438.00. The Net Asset Value of the Trust on December 31, 2004 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(2)	There was no London PM Fix on December 31, 2005 and December 30, 2005. The Net Asset Value of the Trust on December 31, 2005 was calculated using the London AM Fix on December 30, 2005, which was $513.00, in accordance with the Trust Indenture.

The upward price trend that has been in place since early 2001 continued during the period between the inception of the Trust on November 12, 2004 and December 31, 2005. During this latter period, the gold price based on the London PM Fix traded between a low of $411.10 per ounce (February 8, 2005) and a high of $536.50 (December 12, 2005), and the average was $444.35. The price rose by 9 per cent during the calendar year, in the process reaching its highest levels since 1981. Investment demand, concentrated in the period between September and December, was the driving force behind the sharp rally in the price during the fourth quarter of 2005. Investment demand continued to be supported by widespread expectations of renewed and long term dollar weakness. Another factor behind the surge in investment was growing concern about inflation.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure controls and procedures.    Under the supervision and with the participation of the sponsor, World Gold Trust Services, LLC, including its chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal control over financial reporting.    There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings

The Sponsor, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The lawsuit is in its discovery phase. The Sponsor believes it has good defenses and, therefore, believes that the outcome of the litigation will not have a material adverse effect on the financial statements of the Trust. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2005, 931 Baskets (93,100,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). During the period from October 1, 2005 and December 31, 2005, 181 Baskets (18,100,000 Shares) were created and there were no redemptions. As of January 31, 2006, 107,800,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for January 31, 2006 was $56.60.

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

Date: February 6, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.