Form 10-Q
period 2006-06-30
streetTRACKS GOLD TRUST
filed 2006-08-08
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

Yes              No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer            Non-accelerated filer

As of July 31, 2006 the Registrant had 124,500,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements (unaudited)	1
	Statements of Condition at June 30, 2006 and September 30, 2005	1
	Statements of Operations for the three months ending June 30, 2006 and 2005 and the nine months ending June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through June 30, 2005	2
	Statements of Cash Flows for the three months ending June 30, 2006 and 2005 and the nine months ending June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through June 30, 2005	3
	Statements of Changes in Shareholders' Deficit for the nine months ended June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005	4
	Notes to the Unaudited Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II - OTHER INFORMATION		17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		19

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

Unaudited Statements of Condition

at June 30, 2006 and September 30, 2005

(Amounts in 000's of US$)	Jun-30, 2006	Sep-30, 2005(1)
ASSETS
Investment in Gold (market value $7,213,903 and $3,156,223 at June 30, 2006 and September 30, 2005, respectively)	$5,735,769	$2,910,613
Gold receivable	121,918	—
Total Assets	$5,857,687	$2,910,613
LIABILITIES
Accounts payable to related parties	$2,165	$539
Accounts payable	100	243
Accrued expenses	133	334
Total Liabilities	2,398	1,116
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (issued and outstanding at June 30, 2006 - 120,300,000 and at September 30, 2005 - 66,900,000; unlimited authorized; $0.00 par value)	7,333,423	3,155,107
Shareholders' Deficit	(1,478,134)	(245,610)

Total Liabilities, Redeemable Shares & Shareholders' Deficit	$5,857,687	$2,910,613

(1)	Derived from audited statement of condition as of September 30, 2005.

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Operations

For the three months ending June 30, 2006 and 2005, and the nine months ending June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through June 30, 2005

(Amounts in 000's of US$, except for share and per share data)	Three Months Ended Jun-30, 2006	Three Months Ended Jun-30, 2005	Nine Months Ended Jun-30, 2006	November 12, 2004 through Jun-30, 2005
REVENUES
Proceeds from sales of gold	$6,762	$2,303	$15,037	$4,029
Cost of gold sold to pay expenses	(5,149)	(2,311)	(12,358)	(4,081)
Gain/(Loss) on gold sold to pay expenses	1,613	(8)	2,679	(52)
Gain on gold distributed for the redemption of shares	110,108	1,254	118,172	3,679
Increase/(Diminution) in value of investment in gold	—	48,905	—	(1,791)
Total Gain on gold	$111,721	$50,151	$120,851	$1,836
EXPENSES
Custody fees	$1,365	$615	$3,674	$1,268
Trustee fees	355	125	816	307
Sponsor fees	2,540	759	5,472	1,545
Marketing agent fees	2,540	759	5,472	1,545
Other expenses	311	165	885	406
Total expenses	7,111	2,423	16,319	5,071
Net Gain/(Loss)	$104,610	$47,728	$104,532	$(3,235)
Gain/(Loss) per share	$0.91	$0.84	$1.08	$(0.07)
Weighted average number of shares	114,603	57,013	97,114	48,203

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Cash Flows

For the three months ending June 30, 2006 and 2005, and the nine months ending June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through June 30, 2005

(Amounts in 000's of US$)	Three Months Ended Jun-30, 2006	Three Months Ended Jun-30, 2005	Nine Months Ended Jun-30, 2006	November 12, 2004 through Jun-30, 2005
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$6,762	$2,303	$15,037	$4,029
Cash expenses paid	(6,762)	(2,303)	(15,037)	(4,029)
(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$683,638	$229,731	$3,146,971	$2,808,374
Value of gold distributed for redemption of shares - at average cost	$262,142	$72,257	$309,456	$356,714

See notes to the financial statements

streetTRACKS® GOLD TRUST

Unaudited Statements of Changes in Shareholders' Deficit

For the nine months ended June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005

(Amounts in 000's of US$)	Nine Months Ended Jun-30, 2006	Nov-12, 2004 through Sep-30, 2005
Shareholders' Deficit - Opening Balance	$(245,610)	$—
Net Gain (Loss) for the period	104,532	(5,965)
Adjustment of Redeemable Shares to redemption value	(1,337,056)	(239,645)
Shareholders' Deficit - Closing balance	$(1,478,134)	$(245,610)

See notes to the financial statements

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

1.    Organization

The streetTRACKS® Gold Trust (the ‘‘Trust’’) is an investment trust formed on November 12, 2004 (Date of Inception), under New York law pursuant to a trust indenture. The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (‘‘Shares’’) (in minimum denominations of 100,000, also referred to as ‘‘Baskets’’) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust's expenses.

The statement of condition at June 30, 2006 and September 30, 2005 and the statement of changes in shareholders' deficit for the nine months ended June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005 and the statements of operations and cash flows for the three months ending June 30, 2006 and 2005 and the nine months ended June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through June 30, 2005 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the ‘‘Sponsor’’), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

2.1.    Valuation of Gold

Gold is held by the Custodian on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London Fix used to determine the Net Asset Value of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings as of June 30, 2006 and September 30, 2005:

(Amounts in 000's of US$)	Jun-30, 2006	Sep-30, 2005
Investment in gold - average cost	$5,857,687	$2,910,613
Unrealized gain on investment in gold	1,478,134	245,610
Gold receivable	(121,918)	—
Investment in gold - market value	$7,213,903	$3,156,223

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders' Equity/(Deficit). Changes in the shares for the nine months ended June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005, are as follows:

(All amounts are in 000's)	Jun-30, 2006	Sep-30, 2005
Number of Redeemable Shares:
Opening Balance	66,900	300
Creations	59,900	74,700
Redemptions	(6,500)	(8,100)
Closing Balance	120,300	66,900

(Amounts in 000's of US$)	Jun-30, 2006	Sep-30, 2005
Redeemable shares:
Opening Balance	$3,155,107	$13,081
Creations (Number of shares created during the nine month period ended June 30, 2006 - 59,900,000, and the period from November 12, 2004 (Date of Inception) through September 30, 2005 - 74,700,000)	3,268,889	3,262,774
Redemptions (Number of shares redeemed during the nine month period ended June 30, 2006 - 6,500,000, and the period from November 12, 2004 (Date of Inception) through September 30, 2005 - 8,100,000)	(427,629)	(360,393)
Adjustment to redemption value	1,337,056	239,645
Closing Balance	$7,333,423	$3,155,107

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

2.5    Income Taxes

The Trust is classified as a ‘‘grantor trust’’ for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust's income and expenses will ‘‘flow through’’ to the Shareholders, and the Trustee will report the Trust's proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the nine months ended June 30, 2006 and for the period from November 12, 2004 (Date of Inception) through September 30, 2005:

(Ounces of gold are in 000's and value of gold is in 000's of US$)	Jun-30, 2006	Sep-30, 2005
Ounces of Gold:
Opening Balance	6,669.3	30.0
Creations (excluding gold receivable at June 30, 2006 - 198.7 ounces, and at September 30, 2005 - nil)	5,762.2	7,464.2
Redemptions	(646.3)	(809.4)
Sales of gold	(26.6)	(15.5)
Closing Balance	11,758.6	6,669.3
Investment in Gold (lower of cost or market):
Opening Balance	$2,910,613	$13,081
Creations (excluding gold receivable at June 30, 2006 - $121,918, and at September 30, 2005 - nil)	3,146,971	3,262,774
Redemptions	(309,457)	(356,714)
Sales of gold	(12,358)	(6,737)
Diminution in value of investment in gold	—	(1,791)
Closing Balance	$5,735,769	$2,910,613

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust's website and marketing the Shares. The Sponsor's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the adjusted net asset value (‘‘ANAV’’) of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust.

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

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the ‘‘Marketing Agent’’) by the Trustee from the assets of the Trust as compensation for services performed pursuant to the agreement between the Sponsor and the Marketing Agent (the ‘‘Marketing Agent Agreement’’). The Marketing Agent's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust's assets is less than approximately $388 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in ‘‘Business of the Trust—Trust Expenses’’ and may be higher if the Trust's actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

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

For the nine months ended June 30, 2006 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $648,226. For the period from November 12, 2004 (Date of Inception) through June 30, 2005 the comparable reduction in fees was $356,021.

Amounts Payable to Related parties and other accounts payable

(Amounts in 000's of US$)	Jun-30, 2006	Sep-30, 2005
Payable to Custodian	$(432)	$(243)
Payable to Trustee	(113)	(48)
Payable to Sponsor	(810)	(124)
Payable to Marketing Agent	(810)	(124)
Accounts Payable to related parties	$(2,165)	$(539)

5    Concentration of Risk

As defined by Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Trust's sole business activity is the investment in gold. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia; (ii) investors' expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material affect on the Trust's financial position and results of operations.

6    Legal Proceedings

The Sponsor, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The discovery phase of the lawsuits is now concluded and the case is expected to be tried in the fall of 2006. The Sponsor has moved for summary judgment and the motion is pending. The Sponsor believes that it has good defenses and, therefore, believes that the outcome of the litigation will not have a material adverse effect on the financial statements of the Trust. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

7    Indemnification

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful

streetTRACKS® GOLD TRUST

Notes to the Unaudited Financial Statements

7    Indemnification   (continued)

misconduct, willful malfeasance or reckless disregard of the indemnified party's obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor's activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement with the Purchaser, the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘seek,’’ ‘‘outlook’’ and ‘‘estimate’’ as well as similar words and phrases signify forward-looking statements. streetTRACKS® Gold Trust's forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Valuation of Gold, Definition of Net Asset Value (‘‘NAV’’) and Adjusted Net Asset Value (‘‘ANAV’’)

As of the London PM Fix on each day that the NYSE is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the ‘‘Evaluation Time’’), the Bank of New York, the Trustee, evaluates the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust's gold on the basis of that day's London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London ‘‘fix’’ is not an appropriate basis for evaluation of the Trust's gold, they will identify an alternative basis for such evaluation to be employed by the Trustee.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings at June 30, 2006 and September 30, 2005:

(Amounts in 000's of US$)	Jun-30, 2006	Sep-30, 2005
Investment in gold - average cost	$5,857,687	$2,910,613
Unrealized gain on investment in gold	1,478,134	245,610
Gold receivable	(121,918)	—
Investment in gold - market value	$7,213,903	$3,156,223

Critical Accounting Policy

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London Fix used to determine the Net Asset Value of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

Review of Financial Results

Financial Highlights

(All amounts in the following table and four paragraphs, except per share, are in 000's of US$)	Three Months Ended Jun-30, 2006	Three Months Ended Jun-30, 2005	Nine months Ended Jun-30, 2006	Nov-12, 2004 to Jun-30, 2005
Total Gain on gold	$111,721	$50,151	$120,851	$1,836
Net Gain/(Loss)	$104,610	$47,728	$104,532	$(3,235)
Gain/(Loss) per share	$0.91	$0.84	$1.08	$(0.07)
Net cash flows from operating activities	$0	$0	$0	$0

The Trust's total gain on gold for the three months ending June 30, 2006 is made up of a gain of $1,613 on the sale of gold to pay expenses plus a gain of $110,108 on gold distributed on the redemption of shares.

The Trust's total gain on gold for the three months ending June 30, 2005 is made up of an increase in the value of investment in gold of $48,905 plus a gain of $1,254 on gold distributed on the redemption of shares offset by a loss of $8 on the sale of gold to pay expenses.

The Trust's total gain on gold for the nine months ending June 30, 2006 is made up of a gain of $2,679 on the sale of gold to pay expenses plus a gain of $118,172 on gold distributed on the redemption of shares.

The Trust's total gain on gold from November 12, 2004 (Date of Inception) to June 30, 2005 is made up of diminution in value of investment in gold of $1,791 plus a loss of $52 on the sale of gold to pay expenses offset by a gain of $3,679 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the period November 12, 2004 (Date of Inception) through September 30, 2005 and for the nine months ended June 30, 2006

(All amounts, except per ounce and per share, are in 000's)	Jun-30, 2006	Sep-30, 2005
Ounces of Gold:
Opening Balance	6,669.3	30.0
Creations (excluding gold receivable at June 30, 2006 - 198.7 ounces, and at September 30, 2005 - nil)	5,762.2	7,464.2
Redemptions	(646.3)	(809.4)
Sales of gold	(26.6)	(15.5)
Closing Balance	11,758.6	6,669.3
Gold price per ounce - London PM fix	$613.50	$473.25
Market value of gold holdings including gold receivable	$7,335,821	$3,156,223
Number of Shares:
Opening Balance	66,900	300
Creations	59,900	74,700
Redemptions	(6,500)	(8,100)
Closing Balance	120,300	66,900
Net Asset Value per share:
Creations	$54.57	$43.68
Redemptions	(65.78)	(44.49)
Net Gain/(Loss) for the period	1.08	(0.11)
At Period End	$60.96	$47.16
Net Asset Value at Period End	$7,333,423	$3,155,107
Change in Net Asset Value through period end	132.4%	24,018.8%
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.033)%	(0.035)%

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

In the nine months ended June 30, 2006, 59,900,000 shares (599 Baskets) were created in exchange for 5,960,931 ounces of gold including gold receivable (198,726 ounces of gold) and 6,500,000 shares (65 Baskets) were redeemed in exchange for 646,257 ounces of gold and 26,595 ounces of gold were sold to pay expenses.

As at June 30, 2006 the amount of gold owned by the Trust including gold receivable was 11,957,329 ounces with a market value of $7,335,821,252 (cost − $5,857,687,435), based on the London PM Fix on June 30, 2006 (in accordance with the Trust Indenture).

Cash flow from operations

The Trust had no cash flow from operations in the three months ending June 30, 2006 and 2005, or for the nine months ending June 30, 2006 or for the period November 12, 2004 (Date of Inception) to June 30, 2005. Cash received in respect of gold sold to pay expenses in the nine months ending June 30, 2006 and the period November 12, 2004 (Date of Inception) to June 30, 2005 was the same as those expenses, resulting in zero cash balances at June 30, 2006 and at June 30, 2005.

Cash Resources and Liquidity

At June 30, 2006 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2001 to June 30, 2006, and is based on the London PM Fix.

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through June 30, 2006, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period
November 12, 2004 to December 31, 2004(1)	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25
Three months to December 31, 2005(2)	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00
Three Months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00
Three Months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	June 20, 2006	$613.50
November 12, 2004 to June 30, 2006	$489.08	$725.00	May 12, 2006	$411.10	Feb 8, 2005	$613.50

(1)	There was no London PM Fix on December 31, 2004. The London AM Fix on that date was $438.00. The Net Asset Value of the Trust on December 31, 2004 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(2)	There was no London PM Fix on December 31, 2005 and December 30, 2005. The Net Asset Value of the Trust on December 31, 2005 was calculated using the London AM Fix on December 30, 2005, which was $513.00, in accordance with the Trust Indenture.

The upward price trend that has been in place since 2001 has continued for much of the period since the inception of the Trust on November 12, 2004. After reaching a peak of $725 at the London PM Fix on May 12, 2006, gold corrected down to a low for the second quarter of 2006 of $567 at the PM Fix on June 20. The average for the three months to June 30, 2006, was $627.71. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. The price subsequently recovered to above $600 by the end of the quarter.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure controls and procedures.    Under the supervision and with the participation of the sponsor, World Gold Trust Services, LLC, including its chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal control over financial reporting.    There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings

The Sponsor, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The discovery phase of the lawsuit is now concluded and the case is expected to be tried in the fall of 2006. The Sponsor has moved for summary judgment and the motion is pending. The Sponsor believes it has good defenses and, therefore, believes that the outcome of the litigation will not have a material adverse effect on the financial statements of the Trust. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

Item 1A.    Risk Factors

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended September 30, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2006, 1,349 Baskets (134,900,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). During the period from October 1, 2005 to June 30, 2006, 599 Baskets (59,900,000 Shares) were created and 65 Baskets (6,500,000 Shares) were redeemed. As of July 31, 2006, 124,500,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for July 31, 2006 was $62.83.

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

Date: August 7, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.