Form 10-K
period 2006-09-30
streetTRACKS GOLD TRUST
filed 2006-11-30
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes         No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	Accelerated filer	Non-Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No

Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2006 as reported by the New York Stock Exchange on that date: $6,530,440,000.00

Number of shares of the registrant's common stock outstanding as of November 29, 2006: 135,700,000

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘projects,’’ ‘‘understands’’ and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section which appears in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

i

PART I

Item 1.    Business

StreetTRACKS® Gold Trust or the Trust is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture, or the Trust Indenture. World Gold Trust Services LLC, or WGTS, is the sponsor of the Trust, or the Sponsor. The Bank of New York, or BNY, is the trustee of the Trust, or the Trustee. State Street Global Markets, LLC, or SSGM, is the marketing agent of the Trust, or the Marketing Agent. The Trust holds gold and from time to time and issues streetTRACKS Gold Shares, or Shares, in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust's expenses.

Strategy

The Shares are intended to offer investors an opportunity to participate in the gold market through an investment in securities. Historically, the logistics of buying, storing and insuring gold have constituted a barrier to entry for some institutional and retail investors alike. The ownership of the Shares is intended to overcome these barriers to entry. The logistics of storing and insuring gold are dealt with by HSBC Bank USA, N.A., or HSBC, as custodian of the Trust, or the Custodian, and the related expenses are built into the price of the Shares. Therefore, the investor does not have any additional tasks or costs over and above those associated with dealing in any other publicly traded security.

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

Exchange Traded.    The Shares trade on the New York Stock Exchange, or the NYSE, providing investors with an efficient means to buy, sell, or sell short in order to implement a variety of investment strategies. The Shares are eligible for margin accounts.

Transparent.    The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust's holdings and their value based on current market prices are reported on the Trust's website each business day.

Operation of the Trust.    The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is not managed like a corporation or an active investment vehicle. The gold held by the Trust will only be sold: (1) on an as-needed basis to pay Trust expenses, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of gold by the Trust is a taxable event to shareholders of the Trust, or Shareholders. See ‘‘United States Federal Tax Consequences—Taxation of US Shareholders.’’ The material terms of the Trust Indenture are discussed under ‘‘Description of the Trust Indenture.’’

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

The Trust creates and redeems Shares from time to time, but only in Baskets. The number of outstanding Shares changes from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed. The total amount of gold and any cash required for the creation of Baskets is based on the combined net asset value, or NAV, of the number of Baskets being created or redeemed. The number of ounces of gold required to create a Basket or to be delivered upon a redemption of a Basket will continue to gradually decrease over time. This is because the Shares comprising a Basket will represent a decreasing amount of gold due to the sale of the Trust's gold to pay the Trust's expenses. Baskets may be created or redeemed only by Authorized Participants. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in the Depository Trust Company system, or DTC, (3) has entered into an agreement with the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions, or a Participant Agreement, and (4) has established an unallocated gold account with the Custodian, or an Authorized Participant Unallocated Account. Authorized Participants pay a transaction fee of $2,000 for each order to create or redeem Baskets. Authorized Participants may sell to other investors all or part of the Shares included in the Baskets they purchase from the Trust.

The Trustee determines the NAV of the Trust on each day that the NYSE is open for regular trading, at the earlier of the afternoon session of the twice daily fix of the price of gold which starts at 3:00PM London, England time, or the London PM Fix, or 12:00 PM New York time. The London PM Fix is performed in London by the five members of the London Gold Fix. The NAV of the Trust is the aggregate value of the Trust's assets less its estimated accrued but unpaid liabilities (which include accrued expenses). In determining the Trust's NAV, the Trustee values the gold held by the Trust based on the London PM Fix price for an ounce of gold. The Trustee also determines the NAV per Share. If on a day when the Trust's NAV is being calculated the London PM Fix is not available or has not been announced by 12:00 PM New York time, the gold price from the next most recent London fix (AM or PM) will be used, unless the Trustee determines that such price is inappropriate to use.

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

The Trust has no fixed termination date and will terminate upon the occurence of a termination event listed in the Trust Indenture. See ‘‘Description of the Trust Indenture—Termination of the Trust.’’

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

The doré goes through a series of refining processes to upgrade it to a purity and format that is acceptable in the market place. Refining can take a number of different forms, according to the type of ore being treated. The doré is refined to a purity of 99.5% or higher. The most common international standard of purity is the standard established by the London Good Delivery Standards, described in ‘‘Operation of the Gold Bullion Market—The London Bullion Market.’’

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

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2006, a publication of GFMS Limited, or GFMS, an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 155,500 tonnes (approximately 5.0 billion ounces) at the end of 2005. These stocks have increased by approximately 2.0% per year on average for the 10 years ending December 2005. When used in this prospectus, ‘‘tonne’’ refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Existing stocks may be broadly divided into two categories based on the primary reason for the purchase or holding of the gold:

•	Gold purchased or held as a store of value or monetary asset; and

•	Gold purchased or held as a raw material or commodity.

The first category, gold held as a store of value or monetary asset, includes the 31,600 tonnes of gold that is estimated to be owned by the official sector (central banks, other governmental agencies and multi-lateral institutions such as the International Monetary Fund). GFMS estimate that a little under 3,000 tonnes of this had already been mobilized into the market and fabricated into gold products. This reduces to 28,600 tonnes (18.4% of the estimated total) the total that could theoretically become available in the unlikely event that all official sector holdings were liquidated. The 24,800 tonnes of gold (16.0% of the estimated total) in the hands of private investors also falls into this first category. While much of the gold in this category exists in bullion form and, in theory, could be mobilized and made available to the market, there are currently no indications that a significantly greater amount of gold will be mobilized in the near future than has been mobilized in recent years.

The second category, gold held as a raw material or commodity, includes the 80,300 tonnes of gold (51.6% of the estimated total) that has been manufactured into jewelry. As all gold jewelry exists as fabricated products, the jewelry would need to be remelted and transformed into bullion bars before being mobilized into the market in an acceptable form. While adornment is the primary motivation behind purchases of gold jewelry in the industrialized world, much of the jewelry in the developing world has an additional store of value element, with this jewelry being held, at least in part, as a means of savings. As this jewelry in the developing world tends to be of higher purity, the price of an item of jewelry is more closely correlated with the value of the gold contained in it than is the case in the industrialized world. As a result, this jewelry is more susceptible to recycling. Recycled jewelry, primarily from the developing world, is the largest single component of annual gold scrap supply, which averaged 782 tonnes annually over the last 10 years.

The second category also includes the 18,200 tonnes of gold (11.7% of the estimated total) that has been manufactured or incorporated into industrial products. Similar to jewelry, this gold would need to be recovered from the industrial products and then remelted and recast into bars before it could be mobilized into the market. Small quantities of remelted gold from industrial products come onto the market each year.

Approximately 3,600 tonnes of above-ground stocks (2.3% of the estimated total) is unaccounted for.

World Gold Supply and Demand (1996 – 2005)

The following table sets forth a summary of the world gold supply and demand for the last 10 years. It is based on information reported in the GFMS Gold Survey 2006.

World Gold Supply and Demand, 1996-2005 (tonnes)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Mine production	2,375	2,493	2,542	2,574	2,591	2,621	2,588	2,592	2,470	2,519
Official sector sales	279	326	363	477	479	520	547	617	469	656
Old gold scrap	644	631	1,105	615	616	713	840	943	848	861
Net producer hedging	142	504	97	506	(15)	(151)	(412)	(270)	(427)	(131)
Total reported supply	3,440	3,954	4,108	4,172	3,671	3,703	3,563	3,882	3,360	3,905
Gold fabrication in carat jewellery	2,830	3,287	3,164	3,132	3,196	3,001	2,653	2,477	2,613	2,712
Gold fabrication in electronics	206	234	226	247	283	197	206	233	259	272
Gold fabrication in other industrial & decorative applications	113	115	103	99	99	97	83	80	83	85
Gold fabrication in dentistry	68	70	64	66	69	69	69	67	68	62
Retail investment	260	452	263	359	166	357	340	293	340	387
Investment in Exchange Traded Funds and related products(1)	0	0	0	0	0	0	3	39	133	208
Total identifiable demand	3,476	4,158	3,820	3,904	3,813	3,720	3,353	3,190	3,495	3,727
Supply less demand(2)	(36)	(204)	288	268	(142)	(17)	209	692	(135)	178

(1)	Including streetTRACKS Gold Shares, LyxOR Gold Bullion Securities, Gold Bullion Securities (Australia), NewGold Gold Debentures, iShares Comex Gold Trust, Central Fund of Canada and Central Gold Trust.

(2)	This is the residual from combining all the other data in the table. The residual results from the fact that there is no reliable methodology for measuring all elements of gold supply and demand. It includes net institutional investment other than that in Exchange Traded Funds and similar products, movements in stocks and other elements together with any residual error.

Source: GFMS Gold Survey 2006

Sources of Gold Supply

Sources of gold supply include both mine production and the recycling or mobilizing of existing above-ground stocks. The largest portion of gold supplied into the market annually is from gold mine production. The second largest source of annual gold supply is from old scrap, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Official sector sales have outstripped purchases since 1989, creating additional net supply of gold into the marketplace. Net producer hedging accelerates the sale of physical gold and can therefore impact, positively or negatively, on supply in a given year.

Mine production

Mine production includes gold produced from primary deposits and from secondary deposits where the gold is recovered as a by-product metal from other mining activities.

Mine production is derived from numerous separate operations on all continents of the world, except Antarctica. Any disruption to production in any one locality is unlikely to affect a significant number of these operations simultaneously. Such potential disruption is unlikely to have a material impact on the overall level of global mine production, and therefore equally unlikely to have a noticeable impact on the gold price.

In the unlikely event of significant disruptions to production occurring simultaneously at a large number of individual mines, any impact on the price of gold would likely be short-lived. Historically, any sudden and significant rise in the price of gold has been followed by a reduction in physical demand which lasts until the period of unusual volatility is past. Gold price increases also tend to lead to an increase in the levels of recycled scrap used for gold supply. Both of these factors have tended to limit the extent and duration of upward movements in the price of gold.

Since 1984, the amount of new gold that is mined each year has been substantially lower than the level of physical demand. For example, during the five years from 2001 to 2005, new mine production satisfied less than 75% of total identifiable demand. The shortfall in total supply has been met by additional supplies from existing above-ground stocks, predominantly coming from the recycling of fabricated gold products, official sector sales and, in some years, from net producer hedging.

Old gold scrap

Gold scrap is gold that has been recovered from fabricated products, melted, refined and cast into bullions bars for subsequent resale into the gold market. The predominant source of gold scrap is recycled jewelry. This predominance is largely a function of price and economic circumstances. The 1998 peak in gold scrap supply can be attributed to the concurrent collapse of many of the East Asian currencies, which began with the collapse of the Thai Baht in July 1997, leading to price-driven and distress related selling.

Official sector sales

Historically, central banks have retained gold as a strategic reserve asset. However, since 1989 the official sector has been a net seller of gold to the private sector, supplying an average of 403 tonnes per year from 1989 to 2005. This has resulted in net movements of gold from the official to the private sector. Owing to the prominence given by market commentators to this activity and the size of official sector gold holdings, this area has been one of the more visible sources of supply.

The first Central Bank Gold Agreement, announced during the International Monetary Fund meetings in Washington, DC on September 26, 1999, was a voluntary agreement among key central banks to clarify their intentions with respect to their gold holdings. The signatories to the agreement were the European Central Bank and 14 other central banks. These institutions agreed not to enter the gold market as sellers except for already decided sales, which were to be achieved through a five year program that limited annual sales to approximately 400 tonnes and total sales over the period to 2,000 tonnes. The signatories further agreed not to expand their use of gold lending and derivatives over the period. The European Central Bank announced in March 2004 that the agreement would be extended for a further five-year period starting on September 27, 2004. The new agreement is similar to the previous agreement, although the ceiling for gold sales is 25% higher. Not all gold sales had been decided at the time the agreement was announced and the Bank of Greece replaced the Bank of England as a signatory to the agreement. The UK Treasury indicated at the time of the announcement of the new agreement that the UK government had no plans to sell gold from its reserves and therefore would not participate in the new agreement. As before, the new agreement will be reviewed after five years.

The following chart shows the reported gold holdings in the official sector at December 2005.

(1)	The Euro Area comprises the following countries: Austria, Belgium, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain, plus the European Central Bank.

Source: IMF, International Financial Statistics.

Net producer hedging

Net producer hedging creates incremental supply in the market by accelerating the timing of the sale of gold. A mining company wishing to protect itself from the risk of a decline in the gold price may elect to sell some or all of its anticipated production for delivery at a future date. A bullion dealer accepting such a transaction will finance it by borrowing an equivalent quantity of gold (typically from a central bank), which is immediately sold into the market. The bullion dealer then invests the cash proceeds from that sale of gold and uses the yield on these investments to pay the gold mining company the contango (i.e., the premium available on gold for future delivery). When the mining company delivers the gold it has contracted to sell to the bullion dealer, the dealer returns the gold to the central bank that lent it, or rolls the loan forward in order to finance similar transactions in the future. While over time hedging transactions involve no net increase in the supply of gold to the market, they do accelerate the timing of the sale of the gold, which has an impact on the balance between supply and demand at the time. Since 2000, there has been an annual net reduction in the volume of outstanding producer hedges that has reduced supply.

The following illustration details a typical hedging transaction (numbering indicates sequential timing).

Sources of Gold Demand

As reported by published statistics, the demand for gold amounted to less than 3.0% of total above ground stocks in 2005. Demand for gold is driven primarily by demand for jewelry, which is used for adornment and, in much of the developing world, also as an investment. Retail investment and industrial applications represent increasingly important, though relatively small, components of overall demand. Retail investment is measured as customer purchases of bars and coins. Gold bonding wire and gold plated contacts and connectors are the two most frequent uses of gold in industrial applications.

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

Retail investment

Retail investment demand covers coins and bars meeting the standards for investment gold adopted by the European Union, extended to include medallions of variable purity used primarily for investment purposes, and bars or coins which are likely to be worn as jewelry in certain countries. Retail investment is measured as net purchases by the ultimate customer.

Investment in Exchange Traded Funds and related products

This line item represents the annual increase in investment in gold ETFs and related products. The products are listed in the footnote to the table of gold supply and demand in the section captioned ‘‘Overview of the Gold Industry—Gold Supply and Demand.’’ The statistics in the columns under each calendar year are calculated by subtracting the reported total assets invested in the various products at the beginning of the year from the reported total assets invested at the close of the year.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the nine market-making members of the London Bullion Market Association, or LBMA, a trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The nine market-making members of the LBMA are: the Bank of Nova Scotia – ScotiaMocatta, Barclays Bank PLC, Deutsche Bank AG, HSBC Bank USA, National Association, London Branch, Goldman Sachs International, JPMorgan Chase Bank, N.A., Royal Bank of Canada Limited, Société Générale and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients' requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of 1 kilogram or less. Bullion dealers have offices around the world and most of the world's major bullion dealers are either members or associate members of the LBMA. Of the nine market-making members of the LBMA, six offer clearing services. There are an additional 52 full members, plus a number of associate members around the world. The information about LBMA members in this report is as of October 4, 2006. These numbers may change from time to time as new members are added and existing members drop out.

In the OTC market, the standard size of gold trades between market makers ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically $0.50 per ounce. Certain dealers are willing to offer clients competitive prices for much larger volumes, including trades over 100,000 ounces, although this will vary according to the dealer, the client and market conditions, as transaction costs in the OTC market are negotiable between the parties and therefore vary widely. Cost indicators can be obtained from various information service providers as well as dealers.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads – the differential between a dealer's ‘‘buy’’ and ‘‘sell’’ prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the COMEX division of the New York Mercantile Exchange. This period lasts for approximately four hours each New York business day morning.

The London Bullion Market

Although the market for physical gold is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the ‘‘London Good Delivery Lists,’’ which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The term ‘‘loco London’’ gold refers to gold physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in ‘‘The Good Delivery Rules for Gold and Silver Bars’’ published by the LBMA. Gold bars meeting these requirements are described in this report from time to time as ‘‘London Good Delivery Bars.’’ The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

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

Formal participation in the London fix is traditionally limited to five members, each of which is a bullion dealer and a member of the LBMA. The chairmanship rotates annually among the five member firms. The fix takes place by telephone and the five member firms no longer meet face-to-face as was previously the case. The morning session of the fix starts at 10:30 AM London time and the afternoon session starts at 3:00 PM London time. The current members of the gold fixing are Bank of Nova Scotia – ScotiaMocatta, Barclays Bank plc, Deutsche Bank AG, HSBC Bank USA, N.A., and Société Générale. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the five gold fixing members.

Orders are placed either with one of the five fixing members or with another bullion dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a ‘‘trying price,’’ reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The gold price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

Futures Exchanges

The most significant gold futures exchanges are the COMEX division of the New York Mercantile Exchange or the COMEX, the Chicago Board of Trade or CBOT, and the Tokyo Commodity Exchange or TOCOM. The COMEX and the CBOT both began to offer trading in gold futures contracts in 1974. For most of the period since that date the COMEX has been the largest exchange in the world for trading precious metals futures and options. During 2006, trading volumes in gold futures on the CBOT have sometimes exceeded those on the COMEX. The Chicago Mercantile Exchange or CME announced in October 2006 an offer to buy the CBOT for almost $8 billion. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Other Exchanges

There are other gold exchange markets, such as the Istanbul Gold Exchange (trading gold since 1995), the Shanghai Gold Exchange (trading gold since October 2002) and the Hong Kong Chinese Gold & Silver Exchange Society (trading gold since 1918).

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the Financial Services Authority, or FSA, as provided by the Financial Services and Markets Act 2000, or FSM Act. Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1973 to September 30, 2006, and is based on the London PM Fix.

The following chart illustrates the movements in the price of gold in US dollars per ounce over the period from January 1999 to September 30, 2006, and is based on the London PM Fix.

After reaching a 20-year low of $252.80 per ounce at the London PM Fix on July 20, 1999, the gold price gradually increased. The average gold price for 2003 was $363.32 per ounce, and the average for 2004 was $409.17 per ounce. During the year 2005, the gold price ranged between a low of $411.10 on February 8, and a high of $536.50 on December 12, with the average for the year being $444.45. For the period January 1, 2006 to September 30, 2006, the gold price traded in a range between $513.00 per ounce (January 1) and $725.00 (May 12), and the average was $600.73. For the period October 1, 2006 to November 28, 2006, the gold price traded in a range between $560.75 per ounce and $639.50, and the average was $605.12.

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

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004. After reaching a peak of $725 at the London PM Fix on May 12, 2006, gold corrected down to a low of $567 at the PM Fix on June 20, 2006. The average for the three months to September 30, 2006, was $621.67. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. The price subsequently recovered to just below $600 by the end of the September quarter, the close of the Trust's financial year.

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

License Agreement

In connection with the settlement of a lawsuit between the World Gold Council, or WGC, a not-for- profit association registered under Swiss law, WGTS and BNY concerning the ownership of certain intellectual property related to the Trust and BNY's contractual entitlement to act as the trustee of the Trust, BNY has agreed to serve as the Trustee. In addition, while the WGC and WGTS do not agree that BNY owns any of the intellectual property involved with the Trust, the WGC and WGTS have entered into a license agreement with BNY under which BNY grants to the WGC and WGTS a perpetual, world-wide, non-exclusive, non-transferable license under BNY's patents and patent applications that cover securitized gold products solely for the purpose of establishing, operating and marketing any securitized gold financial product that is sold, sponsored or issued by the WGC or WGTS. Also under the license agreement, the WGC and WGTS grant to BNY a perpetual, world-wide, non-exclusive, non-transferable license under their patents, patent applications and other intellectual property rights solely for the purpose of establishing, operating and marketing financial products involving the securitization of any commodity, including gold.

Trust Expenses

The Trustee sells gold as needed to pay the expenses of the Trust, as described below. The Trust's estimated ordinary operating expenses are accrued daily commencing after the first day of the trading of the Shares on the NYSE and are reflected in the NAV of the Trust. The ordinary operating expenses of the Trust include: (1) fees paid to the Sponsor, (2) fees paid to the Trustee, (3) fees paid to the Custodian, (4) fees paid to the Marketing Agent and (5) various Trust administration fees, including printing and mailing costs, legal and audit fees, registration fees and NYSE listing fees. The Sponsor was responsible for the costs of the Trust's organization and the initial sale of the Shares, including the applicable SEC registration fees. The Trustee charged no fee and assumed the Trust's operating expenses (other than extraordinary expenses) for the period from the Trust's formation through the day the Shares commenced trading on the NYSE. The Trustee and the Sponsor have entered into a separate agreement relating to payment by the Sponsor to the Trustee for this period. These payments were not reimbursable to the Sponsor by the Trust.

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust's website and marketing the Shares. The Sponsor's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the Adjusted Net Asset Value, or ANAV of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $8,286,054 for its services during the year ended September 30, 2006.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee's fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust's administration or the Trustee's duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $1,206,424 for its services during the year ended September 30, 2006.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended effective April 1, 2006, or the Allocated Bullion Account Agreement, the Custodian's fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $5,145,444 for its services during the year ended September 30, 2006.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $8,286,054 for its services during the year ended September 30, 2006.

The administration fees of the Trust were approximately $1,204,490 in the year ended September 30, 2006. These fees include the following: (1) SEC registration fees and other regulatory fees of approximately $289,055; (2) legal fees of approximately $274,004; (3) audit and quarterly review fees of approximately $219,206; (4) internal and external auditor fees in respect of Sarbanes Oxley compliance of approximately $158,989; (5) printing fees of approximately $218,358; and (6) other costs of approximately $44,878. Investors should be aware that administration fees are likely to increase over time due to increases in the fees of service providers to the Trust.

The Trustee sells gold held by the Trust on an as-needed basis to pay the Trust's expenses. As a result, the amount of gold sold will vary from time to time depending on the level of the Trust's expenses and the market price of gold. Cash held by the Trustee does not bear any interest.

Shareholders do not have the option of choosing to pay their proportionate share of the Trust's expenses in lieu of having their share of expenses paid by the sale of the Trust's gold. Each sale of gold by the Trust will be a taxable event to Shareholders. See ‘‘United States Federal Tax Consequences—Taxation of US Shareholders.’’

Fee Reduction

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that, based on current expenses, if the gross value of the Trust assets is less than approximately $500 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in ‘‘Business of the Trust—Trust Expenses’’ and may be higher if the Trust's actual ordinary expenses exceed those estimates. Upon the end of the seven year period or the earlier termination of the Marketing Agent Agreement, the fee reduction will expire. See ‘‘Risk Factors—When the fee reduction terminates or expires . . ..’’

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on July 17, 2002. The Sponsor's office is located at 444 Madison Avenue, 3rd Floor, New York, New York 10022. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the WGC, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor. The WGC's members funded the ordinary operating expenses of the Sponsor through 2004, including the costs associated with the initial registration of the Shares and the listing of the Shares on the NYSE and the WGC provided $3 million in funding to cover, if necessary, the ordinary expenses of the Sponsor for 2005 and 2006. It is anticipated that, beginning in calendar year 2007, the ordinary expenses of the Sponsor will be covered by the fees it receives from the Trust, based on the current gross value of the Trust assets of $7 billion. If the gross value of the Trust assets falls to a level at which the Sponsor's fees do not cover its ordinary expenses, the WGC, the sole member of the Sponsor, will meet the cost of any shortfall.

The Sponsor's Role

The Sponsor was responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Trustee and the Trust's principal service providers, but does not exercise day-to-day oversight over the Trustee or such service providers. The Sponsor regularly communicates with the Trustee to monitor the overall performance of the Trust. The Sponsor, with assistance and support from the Trustee, is responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Trust and may from time to time employ legal counsel for the Trust. In accordance with the Trust Indenture, to assist the Sponsor in marketing the Shares the Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent and the Trust. The Sponsor may also from time to time employ other additional or successor marketing agents after such time as when the Marketing Agent Agreement is no longer in effect. The fees and expenses of the Marketing Agent are, and any additional or successor marketing agent will be, paid by the Trustee from the assets of the Trust. See ‘‘The Marketing Agent’’ for more information about the Marketing Agent. The Sponsor maintains a public website on behalf of the Trust, which contains information about the Trust and the Shares, and oversees certain Shareholder services, such as a call center and prospectus fulfillment.

The Sponsor may direct the Trustee, but only as provided in the Trust Indenture. For example, the Sponsor may direct the Trustee to sell the Trust's gold to pay expenses, to suspend a redemption order or postpone a redemption settlement date or to terminate the Trust if certain criteria are met. The Sponsor anticipates that if the NAV of the Trust is less than $350 million (as adjusted for inflation) at any time that the Sponsor will, in accordance with the Trust Indenture, direct the Trustee to terminate and liquidate the Trust. The Sponsor may remove the Trustee and appoint a successor; (1) if the Trustee commits certain willful bad acts in performing its duties or willfully disregards its duties, (2) if the Trustee acts in bad faith in performing its duties, (3) if the Trustee's creditworthiness has materially deteriorated or (4) if the Trustee's negligent acts or omissions have had a material adverse effect on the Trust or the interests of Shareholders and the Trustee has not cured the material adverse effect within a certain period of time and established that the material adverse effect will not recur. The Sponsor will remove the Trustee if the Trustee does not meet the qualifications for a trustee under the Trust Indenture. See ‘‘Description of the Trust Indenture—The Trustee—Resignation, discharge or removal of Trustee; successor trustees’’ for more information.

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

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust's website and marketing the Shares. The Sponsor's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust. The Sponsor is reimbursed by the Trust for all of its disbursements and expenses incurred in connection with the Trust. If at the end of any month during the period ending seven years from the date of the Trust Indenture or upon the earlier termination of the Marketing Agent Agreement the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor's fee is subject to reduction. See ‘‘Business of the Trust—Trust Expenses—Fee Reduction.’’

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

The Trustee's Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust's operational records. The Trustee's principal responsibilities include: (1) selling the Trust's gold as needed to pay the Trust's expenses (gold sales occur monthly in the ordinary course), (2) calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust's gold and certain related records maintained by the Custodian. In addition, the Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust's gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian.

The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaise with the Trust's legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The global parent company of HSBC is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had over $116 billion in capital resources as of June 30, 2006.

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

The Custodian holds all of the Trust's gold in its own London vault premises except when the gold has been allocated in the vault of a sub-custodian, and in such cases the Custodian has agreed that it will use commercially reasonable efforts to promptly transport the gold from the sub-custodian's vault to the Custodian's London vault, at the Custodian's cost and risk.

Fees are paid to the Custodian under the Allocated Bullion Account Agreement as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian was until March 31, 2006 entitled to a fee that was accrued daily at an annual rate equal to 0.10% of the average daily aggregate value of the gold held in the Trust Allocated Account and the Trust Unallocated Account, payable monthly in arrears. Commencing April 1, 2006, the Custodian's fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent

SSGM, a wholly-owned subsidiary of State Street Corporation, acts as the Marketing Agent. The Marketing Agent is a registered broker-dealer with the SEC, and is a member of NASD, the Municipal Securities Rulemaking Board, the National Futures Association and the Boston Stock Exchange. The Marketing Agent's office is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

The Marketing Agent's Role

The Marketing Agent assists the Sponsor in: (1) developing a marketing plan for the Trust on an ongoing basis, (2) preparing marketing materials regarding the Shares, including the content of the Trust's website, (3) executing the marketing plan for the Trust, (4) incorporating gold into its strategic and tactical exchange-traded fund research, and (5) licensing the ‘‘streetTRACKS®’’ trademark.

Under the Marketing Agent Agreement, the Marketing Agent is paid a fee for its services from the assets of the Trust in an amount equal to 0.15% per year of the daily ANAV of the Trust, payable monthly in arrears. If at the end of any month during the period ending seven years from the date of the Trust Indenture or upon the earlier termination of the Marketing Agent Agreement the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Marketing Agent's fee is subject to reduction. See ‘‘Business of the Trust— Trust Expenses—Fee Reduction.’’

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

License Agreement with the Marketing Agent

In connection with the Marketing Agent Agreement, the Sponsor and the WGC have entered into a license agreement, dated as of November 16, 2004, with the Marketing Agent. Under the license agreement, the Sponsor and the WGC have granted the Marketing Agent, a royalty-free, worldwide, non-exclusive, non-transferable: (i) sublicense under the license agreement among the Sponsor, the WGC and BNY, which is described in ‘‘Business of the Trust—License Agreement,’’ to BNY's patents and patent applications that cover securitized gold products in connection with the Marketing Agent's performance of its services under the Marketing Agent Agreement; and (ii) a license to the Sponsor's and the WGC's patents, patent applications and intellectual property and trade name and trademark rights in connection with the Marketing Agent's performance of its services under the Marketing Agent Agreement and for the purpose of establishing, operating and marketing financial products involving the securitization of gold.

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

Marketing Agent License Agreement

The Sponsor, the WGC and the Marketing Agent have also entered into a marketing license agreement, dated as of November 16, 2004, pursuant to which the Marketing Agent granted the Sponsor and WGC a royalty-free, worldwide, non-exclusive, non-transferable license to use the ‘‘streetTRACKS®’’ trademark, for the purpose of establishing and operating the Trust, issuing and distributing the Shares and listing the Shares on the NYSE.

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

Description of Limited Rights

The Shares do not represent a traditional investment and you should not view them as similar to ‘‘shares’’ of a corporation operating a business enterprise with management and a board of directors. As a Shareholder, you do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring ‘‘oppression’’ or ‘‘derivative’’ actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Indenture. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

Redemption of the Shares

The Shares may only be redeemed by or through an Authorized Participant and only in Baskets. See ‘‘Creation and Redemption of Shares’’ for details on the redemption of the Shares.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, global certificates are deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Trust Indenture, Shareholders are limited to: (1) DTC Participants; (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant, or Indirect Participants; and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC.

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

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust's gold until it can be transported to the Custodian's London vault. The subcustodians that the Custodian currently uses are the Bank of England and LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian does not have written custody agreements with the subcustodians it selects. The Custodian's selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian's subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust's gold. See ‘‘Risk Factors—The ability of the Trustee or the Custodian to take legal action against subcustodians may be limited...’’

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

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day. See ‘‘Creation and Redemption of Shares.’’

Description of the Custody Agreements

The Allocated Bullion Account Agreement between the Trustee and the Custodian establishes the Trust Allocated Account. The Unallocated Bullion Account Agreement between the Trustee and the Custodian establishes the Trust Unallocated Account. These agreements are sometimes referred to together as the ‘‘Custody Agreements’’ in this report. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Reports

The Custodian provides the Trustee with reports for each business day, no later than the following business day, identifying the movements of gold in and out of the Trust Allocated Account and the credits and debits of gold to the Trust Unallocated Account. The Custodian also provides the Trustee with monthly statements of account for the Trust Allocated Account and the Trust Unallocated Account as of the last business day of each month. The monthly statements contain sufficient information to identify each bar of gold held in the Trust Allocated Account and, if the bar is being held temporarily by a subcustodian pending transport to the Custodian's London vault, the identity of the subcustodian having custody. Under the Custody Agreements, a ‘‘business day’’ means any day other than a day (1) when the NYSE is closed for regular trading or (2), if the transaction requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day.

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

Subcustodians

Under the Allocated Bullion Account Agreement, the Custodian may employ subcustodians to provide temporary custody and safekeeping of gold until transported to the Custodian's London vault premises. These subcustodians may in turn select other subcustodians to perform such temporary custody and safekeeping, but the Custodian is not responsible for (and therefore has no liability in relation to) the selection of those other subcustodians. The Allocated Bullion Account Agreement requires the Custodian to use reasonable care in selecting any subcustodian and provides that, except for the Custodian's obligation to use commercially reasonable efforts to obtain delivery of gold held by subcustodians, the Custodian will not be liable for the acts or omissions, or for the solvency, of any subcustodian that it selects unless the selection of that subcustodian was made negligently or in bad faith. The subcustodians selected and used by the Custodian as of the date of this report are: The Bank of England, Brinks Ltd., Via Mat International and LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Allocated Bullion Account Agreement provides that the Custodian will notify the Trustee if it selects any additional subcustodians or stops using any subcustodian it has previously selected.

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

Transfers from the Trust Unallocated Account

The Custodian transfers gold from the Trust Unallocated Account only in accordance with the Trustee's instructions to the Custodian. A transfer of gold from the Trust Unallocated Account may only be made, (1) by transferring gold to a third party unallocated account, (2) by transferring gold to the Trust Allocated Account, or (3) by either (A) making gold available for collection at the Custodian's vault premises or at such other location as the Custodian may specify or (B), if separately agreed, delivering the gold to such location as the Custodian and the Trustee agree at the Trust's expense and risk. Any gold made available in physical form will be in a form which complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body, or Custody Rules, or in such other form as may be agreed between the Trustee and the Custodian, and in all cases will comprise one or more whole gold bars selected by the Custodian.

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

Fees and Expenses

For the Custodian's services under the Allocated Bullion Account Agreement and in connection with the Custodian's processing of orders to create and redeem Baskets, the Custodian currently receives from the Trust a fee that is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian's fee is payable monthly in arrears. This fee includes any UK value added or similar tax should any such tax apply. If the Trust uses an additional or successor custodian, the fee paid to such custodian may not include any applicable UK value added or similar tax.

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (2) DTC Participants. To become an Authorized Participant, a person must enter into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions. The Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $2,000 to the Trustee for each order they place to create or redeem one or more Baskets. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act, as described in ‘‘Plan of Distribution.’’

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian to establish an Authorized Participant Unallocated Account in

London, or a Participant Unallocated Bullion Account Agreement. Authorized Participant Unallocated Accounts may only be used for transactions with the Trust. Gold held in Authorized Participant Unallocated Accounts is not segregated from the Custodian's assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of gold held by the Custodian. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian's insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for gold transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian's liability threshold under the Participant Unallocated Bullion Account Agreement is gross negligence, not negligence, which is the Custodian's liability threshold under the Trust's Custody Agreements.

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

Certain Authorized Participants are expected to have the facility to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant's direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934, or the Exchange Act, and regulated by the NASD, or will be exempt from being or otherwise will not be required to be so regulated or registered, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Bear Hunter Structured Products LLC, Bear, Stearns & Co. Inc., BMO Capital Markets Corp., CIBC World Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch Professional Clearing Corp., RBC Capital Markets Corporation and UBS Securities LLC, have each signed a Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

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

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Indenture and the form of Participant Agreement for more detail, each of which is attached as an exhibit to the registration statement of which this prospectus is a part. The form of Participant Unallocated Bullion Account Agreement is attached as an attachment to the form of Participant Agreement which may be obtained from the Trustee. See ‘‘Where You Can Find More Information’’ for information about where you can obtain the registration statement.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. For purposes of processing both purchase and redemption orders, a ‘‘business day’’ means any day other than a day: (1) when the NYSE is closed for regular trading or (2), if the order requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day. Purchase orders must be placed by 4:00 PM or the close of regular trading on the NYSE, whichever is earlier. The day on which the Trustee receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit gold with the Trust, or a combination of gold and cash, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order.

Determination of Required Deposits

The total deposit required to create each Basket, or a Creation Basket Deposit, is an amount of gold and cash, if any, that is in the same proportion to the total assets of the Trust (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is properly received as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. The Sponsor anticipates that in the ordinary course of the Trust's operations a cash deposit will not be required for the creation of Baskets.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account by allocating to the Trust Allocated Account specific bars of gold from unallocated bars which the Custodian holds or instructing a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian. The Custodian will use commercially reasonable efforts to complete the transfer of gold to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant's DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the gold deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process. See ‘‘Risk Factors—Gold held in the Trust's unallocated gold account and any Authorized Participant's unallocated gold account will not be segregated from the Custodian's assets...’’

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

The Custodian transfers the redemption gold amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant's Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian's insolvency. See ‘‘Risk Factors—Gold held in the Trust's unallocated gold account and any Authorized Participant's unallocated gold account will not be segregated from the Custodian's assets...’’

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

The Sponsor

This section summarizes some of the important provisions of the Trust Indenture which apply to the Sponsor. For a general description of the Sponsor's role concerning the Trust, see ‘‘The Sponsor—The Sponsor's Role.’’

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

The Sponsor has agreed to indemnify certain parties against certain liabilities described under ‘‘Risk Factors—The Trust's obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties...’’ and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has agreed to reimburse such parties, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee, for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

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

The Trustee

This section summarizes some of the important provisions of the Trust Indenture which apply to the Trustee. For a general description of the Trustee's role concerning the Trust, see ‘‘The Trustee—The Trustee's Role.’’

Qualifications of the Trustee

The Trustee and any successor trustee must be: (1) a bank, trust company, corporation or national banking association organized and doing business under the laws of the United States or any of its states, and authorized under such laws to exercise corporate trust powers, (2) a participant in DTC or such other securities depository as shall then be acting and (3), unless counsel to the Sponsor, the appointment of which is acceptable to the Trustee, determines that such requirement is not necessary for the exception under section 408(m)(3)(B) of the United States Internal Revenue Code of 1986, as amended, or the Code, to apply, a banking institution as defined in Code section 408(n). The Trustee and any successor trustee must have, at all times, an aggregate capital, surplus, and undivided profits of not less than $500 million.

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

Holding of Trust Property Other than Gold

The Trustee holds and records the ownership of the Trust's assets in such a manner so that they are not subject to any right, charge, security interest, lien or claim of any kind in favor of the Trustee or its creditors, except a claim for payment of services, advances, indemnities and expenses by the Trustee in providing services as trustee or, in the case of cash deposits held by the Trustee, liens or rights in favor of creditors of the Trustee arising under bankruptcy, insolvency or similar laws.

The Trustee holds any money the Trust receives, without interest, as a deposit for the account of the Trust in accordance with the provisions of the Trust Indenture, until it is required to be disbursed. Any Trust assets other than gold or cash will be held by the Trustee either directly or through the Federal Reserve Treasury Book Entry System for United States and federal agency securities, or Book Entry System, DTC, or through any other clearing agency or similar system, or Clearing Agency, if available. The Trustee has no responsibility or liability for the actions or omissions of the Book Entry System, DTC or any Clearing Agency. The Trustee shall not be liable for ascertaining or acting upon any calls, conversions, exchange offers, tenders, interest rate changes, or similar matters relating to securities held at DTC.

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

Before entering into the Custody Agreements, the Trustee determined that, subject to the limitations and shortcomings that are described under ‘‘Risk Factors’’ and ‘‘Custody of the Trust's Gold,’’ the Custody Agreements establishing the Trust Allocated Account and Trust Unallocated Account protect the Trust and the interests of the Shareholders.

The Trustee is responsible for monitoring the performance of the Custodian and any successor custodian or additional custodian and for enforcing the obligations of each such custodian as is necessary to protect the Trust and the rights and interests of the Shareholders. In the event that the Trustee determines that the maintenance of gold with a particular custodian is not in the best interests of the Shareholders, the Trustee will so advise the Sponsor and take such reasonable action as the Sponsor will direct, or, if the Sponsor has not given direction within one business day, the Trustee will initiate action to remove the gold from the custody of such custodian or take such other action as the Trustee determines appropriate to safeguard the interests of the Shareholders. However, see ‘‘The Trustee—The Trustee's Role’’ for a description of limitations on the ability of the Trustee to monitor the performance of the Custodian. The Trustee shall have no liability for any such action taken at the direction of the Sponsor or, in the absence of such direction, any action taken by it in good faith.

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

Valuation of Gold, Definition of Net Asset Value and Adjusted Net Asset Value

As of the London PM Fix on each day that the NYSE is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or Evaluation Time, the Trustee evaluates the gold held by the Trust and determine both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust's gold on the basis of that day's London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time is used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London fix is not an appropriate basis for evaluation of the Trust's gold, they shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or last prior London gold price fix is not appropriate as a basis for evaluation of the Trust's gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See ‘‘Operation of the Gold Bullion Market—The London Bullion Market’’ for a description of the London PM Fix.

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

Sponsor's Fee and Expenses

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and services in connection with maintaining a website for the Trust, including licensing costs, and with the marketing of the Shares. The Sponsor's fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust. The Sponsor is reimbursed from the Trust for all of its disbursements and expenses incurred in connection with the Trust. For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor's fee is subject to reduction. See ‘‘Business of the Trust—Trust Expenses—Fee Reduction.’’

Other Expenses

In addition, the following expenses are or may be charged to the Trust:

•	Expenses of custody, deposit or delivery of gold (other than expenses borne by Authorized Participants) and disbursements charged by and indemnification due any Custodian;

•	Fees of the Trustee for extraordinary services;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Amounts for reimbursement in respect of certain claims described under ‘‘Risk Factors—The Trust's obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties . . ..’’

•	Expenses incurred in contacting Shareholders;

•	Legal and auditing expenses, and the compensation paid to agents properly employed by or on behalf of the Trustee;

•	Fees paid to DTC for custody of the Shares;

•	Federal and state annual fees in keeping the registration of the Shares on a current basis for the issuance of Baskets;

•	Expenses of the Sponsor relating to the printing and distribution of marketing materials describing the Trust and the Shares;

•	Fees and expenses of the Marketing Agent; and

•	Stationery, postage and all other out-of-pocket expenses of the Trust not otherwise stated above incurred by the Trustee, the Sponsor or the Custodian or any additional or successor custodian pursuant to actions permitted or required under the Trust Indenture.

Sales of Gold

The Trustee at the direction of the Sponsor or in its own discretion sells the Trust's gold as necessary to pay the Trust's expenses. When selling gold to pay expenses, the Trustee endeavors to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee endeavors to sell at the price established by the London PM Fix. The Trustee places orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. See ‘‘United States Federal Tax Consequences—Taxation of US Shareholders’’ for information on the tax treatment of gold sales.

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

The Securities Depository; Book-Entry-Only System; Global Security

DTC acts as securities depository for the Shares. DTC is a limited-purpose trust company organized under the laws of the State of New York, a member of the Federal Reserve System, a ‘‘clearing corporation’’ within the meaning of the New York Uniform Commercial Code, and a ‘‘clearing agency’’ registered pursuant to the provisions of section 17A of the Exchange Act. DTC was created to hold securities of DTC Participants and to facilitate the clearance and settlement of transactions in such securities among the DTC Participants through electronic book-entry changes. This eliminates the need for physical movement of securities certificates. DTC Participants include securities brokers and dealers, banks, trust companies, clearing corporations, and certain other organizations, some of whom (and/or their representatives) own DTC. Access to the DTC system is also available to others such as banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly. DTC has agreed to administer its book-entry system in accordance with its rules and by-laws and the requirements of law.

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

Termination of the Trust

The Sponsor may, and it is anticipated that the Sponsor will, direct the Trustee to terminate and liquidate the Trust at any time when the NAV of the Trust is less than $350 million (as adjusted for inflation by reference to the National Consumer Price Index as described in the Trust Indenture). The Sponsor may direct the Trustee to terminate the Trust if the CFTC determines that the Trust is a commodities pool under the CEA. The Trustee may also terminate the Trust upon the agreement of Shareholders owning at least 66 2/3% of the outstanding Shares.

The Trustee will terminate and liquidate the Trust if any of the following events occurs:

•	DTC is unwilling or unable to perform its functions under the Trust Indenture and the Sponsor determines that no suitable replacement is available;

•	The Shares are de-listed from the NYSE and are not listed for trading on another US national securities exchange or through the Nasdaq Stock Market within five business days from the date the Shares are de-listed;

•	The NAV of the Trust remains less than $50 million for a period of 50 consecutive business days;

•	The Sponsor is unable to perform its duties or becomes bankrupt or insolvent and the Trustee has not appointed a successor and has not itself agreed to act as sponsor of the Trust;

•	The Sponsor resigns and the Trustee has not appointed a successor and has not itself agreed to act as sponsor of the Trust within 60 days from the resignation notification date;

•	The Trustee resigns or is removed and no successor trustee is appointed by the Sponsor within 60 days from the resignation or removal notification date;

•	The Custodian resigns and no successor custodian is employed within 60 days from the resignation notification date;

•	The sale of all of the Trust's assets;

•	The Trust fails to qualify for treatment, or ceases to be treated, for US federal income tax purposes, as a grantor trust; or

•	The maximum period for which the Trust is allowed to exist under New York law ends.

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

United States Federal Tax Consequences

The following discussion of the material United States federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain United States federal income, gift and estate tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below), represents, insofar as it describes conclusions as to US federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special United States federal tax counsel to the Sponsor. The discussion below is based on the United States Internal Revenue Code of 1986, as amended, or Code, Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this prospectus and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as ‘‘capital assets’’ within the meaning of Code section 1221. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a ‘‘US Shareholder’’ is a Shareholder that is:

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

A Shareholder that is not a US Shareholder as defined above is generally considered a ‘‘Non-US Shareholder’’ for purposes of this discussion. For United States federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for United States federal income tax purposes, will generally depend upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the United States federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of The Trust

The Trust is classified as a ‘‘grantor trust’’ for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses ‘‘flow through’’ to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service, or IRS, on that basis.

Taxation of US Shareholders

Shareholders generally will be treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date, at the same price per Share and, except where otherwise noted, that the sole asset of the Trust is gold.

When the Trust sells gold, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (2) the Shareholder’s tax basis for its pro rata share of the gold that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has held its Shares for more than one year. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, which is treated as the basis of the gold received by the Shareholder in the redemption.

As noted above, the foregoing discussion assumes that all of a Shareholder’s Shares were acquired on the same date and at the same price per Share. If a Shareholder owns multiple lots of Shares (i.e., Shares acquired on different dates and/or at different prices), it is uncertain whether the Shareholder may use the ‘‘specific identification’’ rules that apply under Treas. Reg. §1.1012-1(c) in the case of sales of shares of stock, in determining the amount, and the long-term or short-term character, of any gain or loss recognized by the Shareholder upon the sale of gold by the Trust, upon the sale of any Shares by the Shareholder, or upon the sale by the Shareholder of any gold received by it upon the redemption of any of its Shares. The IRS could take the position that a Shareholder has a blended tax basis and holding period for its pro rata share of the underlying gold in the Trust. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who are Individuals

Under current law, gains recognized by individuals from the sale of ‘‘collectibles,’’ including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a taxpayer other than an individual US taxpayer are generally the same as those at which ordinary income is taxed.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are ‘‘regulated investment companies’’ within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a ‘‘security’’ within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a ‘‘collectible’’ by an individual retirement account, or IRA, or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS to the effect that a purchase of Shares by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of the Shares purchased by it is distributed to the IRA owner or plan participant, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code section 408(d) or Code section 402. See also ‘‘ERISA and Related Considerations.’’

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a US person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

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

Estate and Gift Tax Considerations for Non-US Shareholders

Under the US federal tax law, individuals who are neither citizens nor residents (as determined for estate and gift tax purposes) of the United States are subject to estate tax on all property that has a

US ‘‘situs.’’ Shares may well be considered to have a US situs for these purposes. If they are, then Shares would be includible in the US gross estate of a non-resident alien Shareholder. For the year 2006, US estate tax is imposed at rates of up to 46% of the fair market value of the taxable estate. The US estate tax rate is subject to change in future years. In addition, the US federal ‘‘generation-skipping transfer tax’’ may apply in certain circumstances. The estate of a non-resident alien Shareholder who was resident in a country which has an estate tax treaty with the United States may be entitled to benefit from such treaty.

For non-citizens and non-residents of the United States, the US federal gift tax generally applies only to gifts of tangible personal property or real property having a US situs. Tangible personal property (including gold) has a US situs if it is physically located in the United States. Although the matter is not settled, it appears that ownership of Shares should not be considered ownership of the underlying gold for this purpose, even to the extent that gold were held in custody in the United States. Instead, Shares should be considered intangible property, and therefore they should not be subject to US gift tax if transferred during the holder’s lifetime.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended, or ERISA, and/or Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as ‘‘plan assets’’ of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the ‘‘Risk Factors’’ discussed above and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest, (3) the Plan's funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan's investment portfolio and the Plan's need for sufficient liquidity to pay benefits when due.

The Shares constitute ‘‘publicly offered securities’’ as defined in Department of Labor Regulations § 2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not the Plan's interest in the underlying gold bullion held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the ‘‘fiduciary responsibility’’ and ‘‘prohibited transaction’’ rules of ERISA and the Code. See also ‘‘United States Federal Tax Consequences—Investment by Certain Retirement Plans.’’

Item 1A.    Risk Factors

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

Investors should be aware that the gradual decline in the amount of gold represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold. The estimated ordinary operating expenses of the Trust, which accrue daily commencing after the first day of trading of the Shares on the NYSE, are described in ‘‘Business of the Trust—Trust Expenses’’ and ‘‘Description of the Trust Indenture—Expenses of the Trust.’’

When the seven year fee reduction period terminates or expires, the estimated ordinary expenses payable by the Trust may increase, thus reducing the NAV of the Trust more rapidly and adversely affecting an investment in the Shares.

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that, based on the Trust's current level of expenses, if the gross value of the Trust's assets is less than approximately $500 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in ‘‘Business of the Trust—Trust Expenses’’ and may be higher if the Trust's actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

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

The estimated ordinary operating expenses of the Trust, which accrue daily, are described in ‘‘Business of the Trust—Trust Expenses’’ and ‘‘Description of the Trust Indenture—Expenses of the Trust.’’ For details on the calculation of the ANAV of the Trust, see ‘‘Description of the Trust Indenture—
Valuation of Gold, Definition of Net Asset Value and Adjusted Net Asset Value.’’

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

As the Sponsor and its management have a limited history of operating an investment vehicle like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

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

The Shares are a relatively new securities product and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the Trust's operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Trust is not actively ‘‘managed’’ by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor's past experience and qualifications may not be suitable for solving these problems or issues.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act of 1936 or CEA.

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

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when gold prices are lower than the gold prices at the time when Shareholders purchased their Shares. In such a case, when the Trust's gold is sold as part of the Trust's liquidation, the resulting proceeds distributed to Shareholders will be less than if gold prices were higher at the time of sale. See ‘‘Description of the Trust Indenture— Termination of the Trust’’ for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the Shareholders.

Redemption orders are subject to postponement, suspension or rejection by the Trustee under certain circumstances.

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which the NYSE is closed other than customary weekend or holiday closings, or trading on the NYSE is suspended or restricted, (2) for any period during which an emergency exists as a result of which the delivery, disposal or evaluation of gold is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders. In addition, the Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder's redemption distribution if the price of the Shares declines during the period of the delay. See ‘‘Creation and Redemption of Shares—Redemption Procedures—Suspension or rejection of redemption orders.’’ Under the Trust Indenture, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such suspension or postponement.

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring ‘‘oppression’’ or ‘‘derivative’’ actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and will not receive dividends). See ‘‘Description of the Shares’’ for a description of the limited rights of holders of Shares.

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Trust is a relatively new type of investment vehicle. It competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor's control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. A number of central banks have sold portions of their gold over the past 10 years, with the result that the official sector, taken as a whole, has been a net supplier to the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the Central Bank Gold Agreement, under which 15 of the world's major central banks (including the European Central Bank) agreed to limit the level of their gold sales and lending to the market for the following five years. The European Central Bank announced in March 2004 that the agreement would be extended for a further five-year period starting on September 27, 2004. The new agreement is similar to the existing agreement, although the ceiling for gold sales is 25% higher and the Bank of Greece replaces the Bank of England as a signatory to the agreement. UK Treasury indicated at the time of the announcement of the new agreement that the UK government had no plans to sell gold from its reserves and therefore would not participate in the new agreement. See ‘‘Overview of the Gold Industry—Sources of Gold Supply’’ and ‘‘Analysis of Historical Movements in the Price of Gold’’ for more details. As before, the new agreement will be reviewed after five years. It is possible that the new agreement may not be renewed when it expires in September 2009. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.

A combination of rising money interest rates and a low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

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

Neither the Trustee nor the Custodian independently confirms the fineness of the gold allocated to the Trust in connection with the creation of a Basket. The gold bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA's standards for gold bars delivered in settlement of a gold trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such gold, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss. The London Good Delivery Standards are described in ‘‘Overview of the Gold Industry—Operation of the Gold Bullion Market—The London Bullion Market.’’ The Custodian's responsibility for the allocation to the Trust of gold meeting LBMA standards is described in ‘‘Description of the Custody Agreements —Transfers from the Trust Unallocated Account.’’

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may temporarily hold the Trust's gold until transported to the Custodian's London vault, failure by the subcustodians to exercise due care in the safekeeping of the Trust's gold could result in a loss to the Trust.

Under the Allocated Bullion Account Agreement, the Custodian has agreed that it will hold all of the Trust's gold in its own London vault premises except when the gold has been allocated in a vault other than the Custodian's London vault premises, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold to the Custodian's London vault, at the Custodian's cost and risk. Nevertheless, there will be periods of time when some portion of the Trust's gold will be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian. The Allocated Bullion Account Agreement is described in ‘‘Description of the Custody Agreements.’’

The subcustodians which the Custodian currently uses are the Bank of England, Brinks Ltd., Via Mat International and LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Bullion Account Agreement to use reasonable care in appointing its subcustodians but otherwise has no other responsibility in relation to the subcustodians appointed by it. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust's gold or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. See ‘‘Custody of the Trust's Gold’’ for more information about subcustodians that may hold the Trust's gold.

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

If any subcustodian which holds gold on a temporary basis does not exercise due care in the safekeeping of the Trust's gold, the ability of the Trustee or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold the Trust's gold and the Trustee or the Custodian, as the case may be. If the Trustee's or the Custodian's recourse against the subcustodian is so limited, the Trust may not be adequately compensated for the loss. For more information on the Trustee's and the Custodian's ability to seek recovery against subcustodians and the subcustodian's duty to safekeep the Trust's gold, see ‘‘Custody of the Trust's Gold.’’

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

The Sponsor has agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the Trust's initial public offering of 2,300,000 Shares (Purchaser), their partners, directors and officers, and any person who controls the Purchaser or the Marketing Agent, and their respective successors and assigns, against any loss, damage, expense, liability or claim that may be incurred by the Purchaser and the Marketing Agent in connection with (1) any untrue statement or alleged untrue statement of a material fact contained in the registration statement of which this report forms a part (including this report, any preliminary prospectus, any prospectus supplement and any exhibits thereto) or any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, (2) any untrue statement or alleged untrue statement of a material fact made by the Sponsor with respect to any representations and warranties or any covenants under (A) the distribution agreement between the Sponsor and the Purchaser, dated November 16, 2004 or (B) the Marketing Agent Agreement, or failure of the Sponsor to perform any agreement or covenant therein, (3) any untrue statement or alleged untrue statement of a material fact contained in any materials used in connection with the marketing of the Shares, (4) circumstances surrounding the third party allegations relating to patent and contract disputes as described in ‘‘Risk Factors—Competing claims over ownership of intellectual property rights related to the Trust could adversely affect the Trust and an Investment in the Shares,’’ ‘‘Business of the Trust—License Agreement’’ and ‘‘Legal Proceedings,’’ or (5) the Marketing Agent's performance of its duties under the Marketing Agent Agreement, and to contribute to payments that the Purchaser or the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor under the preceding sentence and the Purchaser for indemnification and contribution amounts due from the Sponsor in respect of the items identified in subsections (1), (2), (3) and (4) of the preceding sentence to the extent the Sponsor has not paid such amounts directly when due. Under the Participant Agreement, the Sponsor also has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act of 1933, as amended (Securities Act) and to contribute to payments that the Authorized Participants may be required to make in respect of such liabilities. The Trustee has agreed to reimburse the Authorized Participants, solely from and to the extent of the Trust's assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. In the event the Trust is required to pay any such amounts, the Trustee would be required to sell assets of the Trust to cover the amount of any such payment and the NAV of the Trust would be reduced accordingly, thus adversely affecting an investment in the Shares.

Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor's activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor shall also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement, the Marketing Agent Agreement or any Participant Agreement insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. See ‘‘Description of the Trust Indenture—The Sponsor—Liability of the Sponsor and indemnification.’’ For information about when the Trust's assets may be used to indemnify (1) the Trustee, see ‘‘Description of the Trust Indenture,’’ and (2) the Custodian, see ‘‘Description of the Custody Agreements.’’

Competing claims over ownership of intellectual property rights related to the Trust could adversely affect the Trust and an investment in the Shares.

While the Sponsor believes that all intellectual property rights needed to operate the Trust are owned by or licensed to the Sponsor or the WGC or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Trust. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Trust and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Trust. See ‘‘Legal Proceedings.’’

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Not applicable.

Item 3.    Legal Proceedings

The Sponsor, the WGC, the Trust and the Trustee, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The discovery phase of the lawsuit is now concluded and the case is expected to be tried in December of 2006. The Sponsor has moved for summary judgment and the motion is pending. The Sponsor believes it has good defenses and therefore believes that the outcome of the litigation will not have a material adverse effect on the financial statements of the Trust. The Sponsor and the WGC have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust's Shares are listed on the NYSE under the symbol ‘‘GLD’’ since its initial public offering on November 18, 2004. The Shares have traded on the Mexican Stock Exchange (Bolsa Mexicana de Valores) since August 10, 2006 and on the Singapore Exchange Securities Trading Limited since October 11, 2006.

The following table sets forth the range of reported high and low closing prices of the Shares as reported for NYSE transactions for the fiscal years ended September 30, 2006 and 2005.

	High	Low
Fiscal Year Ended September 30, 2006:
Quarter Ended
December 31, 2005	$52.56	$45.51
March 31, 2006	$58.60	$51.58
June 30, 2006	$71.12	$55.62
September 30, 2006	$65.85	$56.92

	High	Low
Fiscal Year Ended September 30, 2005:
Quarter Ended
December 31, 2004 (beginning November 18, 2004)	$45.60	$43.44
March 31, 2005	$44.43	$41.26
June 30, 2005	$44.02	$41.53
September 30, 2005	$47.10	$41.89

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE transactions.

Month	High	Low
May 2006	$71.12	$64.06
June 2006	$63.50	$55.62
July 2006	$65.85	$61.14
August 2006	$64.75	$60.94
September 2006	$63.36	$56.92
October 2006	$60.24	$56.37
November 2006 (through November 28, 2006)	$63.70	$61.11

Issuer Purchase of Equity Securities

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 102 Baskets (10,200,000 Shares) during the year ended September 30, 2006 and 81 Baskets (8,100,000 Shares) during the period November 12, 2004 through September 30, 2005.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Trust's financial statements and related notes and ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’

Financial Highlights

(Amounts in 000's of US$)	Year ended Sept 30, 2006	Nov 12, 2004 (Date of Inception) through Sept 30, 2005
Total gain on gold	$159,338	$1,831
Net Gain/(Loss)	135,210	(5,965)
Net cash flows from operating activities	$0	$0

Statements of Operation Data:

(Amounts, except per share, are in 000's of US$)	Year ended Sept 30, 2006	Nov-12, 2004 (date of inception) through Sep-30, 2005
REVENUES
Proceeds from sales of gold	$22,551	$6,680
Cost of gold sold to pay expenses	(18,213)	(6,737)
Gain/(Loss) on gold sold to pay expenses	4,338	(57)
Gain on gold distributed for the redemption of shares	155,000	3,679
Diminution in value of investment in gold	—	(1,791)
Total Gain on gold	159,338	1,831
EXPENSES
Custody fees	5,146	1,952
Trustee fees	1,206	444
Sponsor fees	8,286	2,225
Marketing agent fees	8,286	2,225
Other expenses	1,204	950
Total expenses	24,128	7,796
Net Gain/(Loss)	$135,210	$(5,965)
Gain/(Loss) per share	$1.30	$(0.11)
Weighted average number of shares	104,262	52,130

Statements of Condition Data:

(Amounts in 000's of US$, except for share data)	Sep-30, 2006	Sep-30, 2005
ASSETS
Investment in Gold(1)	$6,200,226	$2,910,613

Total Assets	$6,200,226	$2,910,613
LIABILITIES
Total Liabilities	$2,693	$1,116
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors(2)	7,441,489	3,155,107
Shareholders' Deficit	(1,243,956)	(245,610)

Total Liabilities, Redeemable Shares & Shareholders' Deficit	$6,200,226	$2,910,613

(1)	The Market value of Investments in Gold was $7,444,182 at September 30, 2006 and $3,156,223 at September 30, 2005.

(2)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 125,100,000 at September 30, 2006; and 66,900,000 at September 30, 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Share & Gold Price v. NAV from fund inception to September 30, 2006

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings at September 30, 2006 and 2005:

(Amount in 000's of US$)	Sep-30, 2006	Sep-30, 2005
Investment in gold – average cost	$6,200,226	$2,910,613
Unrealized gain on investment in gold	$1,243,956	245,610
Gold holdings – market value	$7,444,182	$3,156,223

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

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraph, except per share, are in 000's of US$)	For the year ended Sept 30, 2006	For the period Nov 12, 2004 (Date of Inception) through Sept 30, 2005
Total gain on gold	$159,338	$1,831
Net Gain/(Loss)	$135,210	$(5,965)
Net cash flows from operating activities	$0	$0

The Trust's gain on gold for the year ended September 30, 2006 is made up of a gain of $155,000 (for the period November 12, 2004 (Date of Inception) through September 30, 2005 a gain of $3,679) on gold distributed on the redemption of shares offset by diminution in value of the investment in gold of $nil (for the period November 12, 2004 (Date of Inception) through September 30, 2005 a diminution in value of $1,791) plus a gain of $4,338 (for the period November 12, 2004 (Date of Inception) through September 30, 2005 a loss of $57) on the sale of gold to pay expenses.

Selected Supplemental Data

(All amounts, except per ounce and per share, are in 000's)	Sept-30 2006	Sept-30, 2005
Ounces of Gold:
Opening Balance	6,669.3	30.0
Creations	6,805.2	7,464.2
Redemptions	(1,013.6)	(809.4)
Sales of gold	(38.4)	(15.5)
Closing Balance	12,422.5	6,669.3
Gold price per ounce - London PM fix	$599.25	$473.25
Market value of gold holdings	$7,444,182	$3,156,223
Number of Shares:
Opening Balance	66,900	300
Creations	68,400	74,700
Redemptions	(10,200)	(8,100)
Closing Balance	125,100	66,900
Net Asset Value per share:
Creations	$55.56	$43.68
Redemptions	$(63.48)	$(44.49)
Net Gain/(Loss) for the period	$1.30	$(0.11)
At Period End	$59.48	$47.16
Shares at redemption value to investors at Period End	$7,441,489	$3,155,107
Change in Net Asset Value over the period	135.9%	24,018.8%
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.036)%	(0.035)%

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2006 an additional 68,400,000 shares in 684 Baskets (2005 – 74,700,000 shares (747 Baskets)) were created in exchange for 6,805,286 ounces of gold (2005 – 7,464,246 oz) and 10,200,000 shares in 2006 (102 Baskets (2005 – 8,100,000 shares (81 Baskets)) were redeemed in exchange for 1,013,631 ounces of gold in 2006 (2005 – 809,421 oz) and 38,409 ounces of gold in 2006 (2005 – 15,574 oz) were sold to pay expenses.

At September 30, 2006 the amount of gold owned by the Trust was 12,422,497 ounces (2005 – 6,669,251 oz) with a market value of $7,444,181,626 (2005 – $3,156,223,000), with a cost of $6,200,226,450 (2005 – $2,910,613,343), based on that day's PM Fix (in accordance with the Trust Indenture).

Cash Flow from Operations

The Trust had no net cash flow from operations in the year to September 30, 2006 or the period to September 30, 2005. Cash received in respect of gold sold to pay expenses in the year to September 30, 2006 was the same as those expenses, resulting in a zero cash balance at September 30, 2006.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2006 and 2005 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the five years from October 1, 2001 to September 30, 2006, and is based on the London PM Fix.

During the year between October 1, 2005, and September 30, 2006, the gold price based on the London PM Fix traded between $456.50 per ounce (November 7, 2005) and $725.00 (May 12, 2006), and the average was $572.29.

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through September 30, 2006, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period
November 12, 2004 to December 31, 2004(1)	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25
Three months to December 31, 2005	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25
November 12, 2004 to September 30, 2005	$433.35	$473.25	Sep 30, 2005	$411.10	Feb 8, 2005	$473.25
Twelve months ended September 30, 2005	$432.09	$473.25	Sep 30, 2005	$411.10	Feb 8, 2005	$473.25
Twelve months ended September 30, 2006	$572.29	$725.00	May 12, 2006	$456.50	Nov 7, 2005	$599.25

(1)	There was no London PM Fix on December 31, 2004 and 2005. The London AM Fix on that date was $438.00 and $513.00, respectively. The Net Asset Value of the Trust on December 31, 2004 and 2005 was calculated using the London AM Fix, in accordance with the Trust Indenture.

Quarterly Information (unaudited)

Fiscal Year Ended September 30, 2006

(All amounts except per share are in 000's of US$)	Three Months Ended				Year to Sep-30, 2006
	Dec-31, 2005	Mar-31, 2006	Jun-30, 2006	Sep-30, 2006
REVENUES
Proceeds from sales of gold	$3,217	$5,058	$6,762	$7,514	$22,551
Cost of gold sold to pay expenses	(2,970)	(4,239)	(5,149)	(5,855)	(18,213)
Gain on gold sold to pay expenses	247	819	1,613	1,659	4,338
Gain on gold distributed for the redemption of shares	—	8,064	110,108	36,828	155,000
Increase / (Diminution) in value of investment in gold	—	—	—	—	—
Total Gain on gold	247	8,883	111,721	38,487	159,338
EXPENSES
Custody fees	874	1,435	1,365	1,472	5,146
Trustee fees	174	287	355	390	1,206
Sponsor fees	1,131	1,801	2,540	2,814	8,286
Marketing agent fees	1,131	1,801	2,540	2,814	8,286
Other expenses	167	407	311	319	1,204
Total expenses	3,477	5,731	7,111	7,809	24,128
Net Gain/(Loss)	$(3,230)	$3,152	$104,610	$30,678	$135,210
Gain/(Loss) per share	$(0.05)	$0.03	$0.91	$0.24	$1.30
Weighted average number of shares	71,367	105,748	114,603	125,475	104,262

Fiscal Period Ended September 30, 2005

		Three Months Ended			Nov-12, 2004 (date of inception) through Sep-30, 2005
(All amounts except per share are in 000's of US$)	Period Nov-12, 2004 through Dec-31, 2004	Mar-31, 2005	Jun-30, 2005	Sep-30, 2005

REVENUES
Proceeds from sales of gold	$95	$1,631	$2,303	$2,651	$6,680
Cost of gold sold to pay expenses	(94)	(1,676)	(2,311)	(2,656)	(6,737)
Gain/Loss on gold sold to pay expenses	1	(45)	(8)	(5)	(57)
Gain/(Loss) on gold distributed for the redemption of shares	2,709	(284)	1,254	0	3,679
Increase / (Diminution) in value of investment in gold	(20,297)	(30,399)	48,905	0	(1,791)
Total Gain/(Loss) on gold	(17,587)	(30,728)	50,151	(5)	1,831
EXPENSES
Custody fees	144	509	615	684	1,952
Trustee fees	59	123	125	137	444
Sponsor fees	164	622	759	680	2,225
Marketing agent fees	164	622	759	680	2,225
Other expenses	78	163	165	544	950
Total expenses	609	2,039	2,423	2,725	7,796
Net Gain/(Loss)	$(18,196)	$(32,767)	$47,728	$(2,730)	$(5,965)
Gain/(Loss) per share	$(0.62)	$(0.67)	$0.84	$(0.04)	$(0.11)
Weighted average number of shares	29,132	48,618	57,013	61,735	52,130

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2006.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Managing Director (principal executive officer) and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor's parent, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Managing Director and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Managing Director and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2006, the Trust's disclosure controls and procedures were effective.

There was no change in the Trust's internal controls over financial reporting that occurred during the Trust's most recently completed fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Managing Director and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust's internal control over financial reporting as of September 30, 2006. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Managing Director and Chief Financial Officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of September 30, 2006.

The assessment by the Managing Director and Chief Financial Officer of the Sponsor of the effectiveness of the Trust's internal control over financial reporting as of September 30, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

November 29, 2006

Item 9B.    Other Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
streetTRACKS® Gold Trust
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that streetTRACKS® Gold Trust (the ‘‘Trust’’) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Sponsor's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Trust maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of streetTRACKS® Gold Trust (the ‘‘Trust’’) as of and for the year ended September 30, 2006 and our report dated November 29, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
November 29, 2006

PART III

Item 10.    Directors and Executive Officers of the Registrant

Not applicable.

Item 11.    Executive Compensation

During the year ended September 30, 2006 and the period from November 12, 2004 (Date of Inception) through September 30, 2005 the Trustee, Custodian, Sponsor, and the Marketing Agent received total remuneration as follows:

Recipient	Year Ended September 30, 2006	Nov 12, 2004 (Date of Inception) through September 30, 2005
Trustee	$1,206,424	$ 443,951
Custodian	5,145,444	$1,952,361
Sponsor	8,286,054	$2,224,623
Marketing Agent	8,286,054	$2,224,623

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of September 30, 2006, information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
None	—	—

(b)	Security Ownership of Management. The Trustee does not beneficially own any of the Trust shares. In various fiduciary capacities, Bank of New York owned as of September 30, 2006, an aggregate of 14,269,741 shares with no right to vote any of these shares, nor did it share the right to vote any of these shares. The Bank of New York disclaims any beneficial interests in these shares.

(c)	Change In Control. Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Directors and Executive Officers

Not applicable.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee, Custodian, Sponsor and Marketing Agent, for the year ended September 30, 2006.

Item 14.    Principal Accountant Fees and Services

Fees for services performed by Deloitte & Touche LLP for the year ended September 30, 2006 and the period from November 12, 2004 (Date of Inception) through September 30,2005 were:

	Year ended Sep 30, 2006	Nov 12, 2004 (Date of Inception) through Sep 30, 2005
Audit Fees	$299,206	$273,000
Audit-related fees	—	$—
Tax fees	—	$—
All other fees	—	$—
Total	$299,206	$273,000

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

streetTRACKS® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
streetTRACKS® Gold Trust
New York, New York

We have audited the accompanying statements of condition of the streetTRACKS® Gold Trust (the ‘‘Trust’’) as of September 30, 2006 and 2005, and the related statements of operations, shareholders' deficit, and cash flows for the year ended September 30, 2006 and the period November 12, 2004 (date of inception) to September 30, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended September 30, 2006 and the period November 12, 2004 (date of inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust's internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Trust's internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
November 29, 2006

streetTRACKS® GOLD TRUST

Statements of Condition

at September 30, 2006 and 2005

(Amounts in 000's of US$ except for Share data)	Sep-30, 2006	Sep-30, 2005
ASSETS
Investment in Gold(1)	$6,200,226	$2,910,613

Total Assets	$6,200,226	$2,910,613
LIABILITIES
Accounts payable to related parties	$2,339	539
Accounts payable	107	243
Accrued expenses	247	334
Total Liabilities	2,693	1,116
Commitments and Contingencies
Redeemable Shares:
Shares at redemption value to investors(2)	7,441,489	3,155,107
Shareholders' Deficit	(1,243,956)	(245,610)

Total Liabilities, Redeemable Shares & Shareholders' Deficit	$6,200,226	$2,910,613

(1)	The market value of Investments in Gold at September 30, 2006 is $7,444,182 and at September 30, 2005 $3,156,223.

(2)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at September 30, 2006 125,100,000 and at September 30, 2005 66,900,000.

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Operations

For the periods ended September 30, 2006 and 2005

(All amounts except per share in 000's of US$)	Year ended Sep-30, 2006	Nov-12, 2004 to Sep-30, 2005
REVENUES
Proceeds from sales of gold	$22,551	$6,680
Cost of gold sold to pay expenses	(18,213)	(6,737)
Gain/(Loss) on gold sold to pay expenses	4,338	(57)
Gain on gold distributed for the redemption of shares	155,000	3,679
Diminution in value of investment in gold	—	(1,791)
Total Gain on gold	159,338	1,831
EXPENSES
Custody fees	5,146	1,952
Trustee fees	1,206	444
Sponsor fees	8,286	2,225
Marketing agent fees	8,286	2,225
Other expenses	1,204	950
Total expenses	24,128	7,796
Net Gain/(Loss)	$135,210	$(5,965)
Gain/(Loss) per share	$1.30	$(0.11)
Weighted average number of shares	104,262	52,130

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Cash Flow

For the periods ended September 30, 2006 and 2005

(Amounts in 000's of US$)	Year ended Sep-30, 2006	Nov-12, 2004 to Sep-30, 2005
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$22,551	$6,680
Cash expenses paid	(22,551)	(6,680)
(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares	$3,800,308	$3,262,774
Value of gold distributed for redemption of shares—at average cost	$492,482	$356,714

See notes to the financial statements

streetTRACKS® GOLD TRUST

Statements of Changes in Shareholders' Deficit

For the periods ended September 30, 2006 and 2005

(Amounts in 000's of US$)	Sep-30, 2006	Sep-30, 2005
Shareholders' Equity (Deficit) - Opening Balance	$(245,610)	$—
Net Gain/(Loss) for the period	135,210	(5,965)
Adjustment of Redeemable Shares to redemption value	(1,133,556)	(239,645)
Shareholders' Equity (Deficit) - Closing Balance	$(1,243,956)	$(245,610)

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

The table below summarizes the impact of unrealized gains or losses on the Trust's gold holdings as of September 30, 2006 and 2005:

(Amounts in 000's of US$)	Sep-30, 2006	Sep-30, 2005
Investment in gold - average cost	$6,200,226	$2,910,613
Unrealized gain on investment in gold	1,243,956	245,610

Investment in gold - market value	$7,444,182	$3,156,223

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

2.2    Gold receivable

Gold receivable, when recorded, represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust's account. Generally, ownership of the gold is transferred within three days of trade date. As of September 30, 2006 and 2005 there was no gold receivable.

2.3    Creations and Redemptions of Shares

The Trust will create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and

streetTRACKS® GOLD TRUST

Notes to the Financial Statements

2.3    Creations and Redemptions of Shares   (continued)

any cash represented by the Baskets being created or redeemed, the amount of which will be based on the combined net asset value of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders' Equity. Changes in the shares for the periods ended September 30, 2006 and 2005, are as follows:

(All amounts are in 000's)	Sep-30, 2006	Sep-30, 2005
Number of Redeemable Shares:
Opening Balance	66,900	300
Creations	68,400	74,700
Redemptions	(10,200)	(8,100)
Closing Balance	125,100	66,900

(Amounts in 000's of US$)	Sep-30, 2006	Sep-30, 2005
Redeemable shares:
Opening Balance	$3,155,107	$13,081
Creations	3,800,308	3,262,774
Redemptions	(647,482)	(360,393)
Adjustment to redemption value	1,133,556	239,645
Closing Balance	$7,441,489	$3,155,107

Gain/(loss) per share represents basic gain/(loss) per share because there are no dilutive equity instruments authorized or outstanding.

2.4    Revenue Recognition Policy

The Trustee will at the direction of the Sponsor or in its own discretion sell the Trust's gold as necessary to pay the Trust's expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust's holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

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

streetTRACKS® GOLD TRUST

Notes to the Financial Statements

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values at September 30, 2006 and 2005:

(Ounces of gold are in 000's and value of gold is in 000's of US$)	Sep-30, 2006	Sep-30, 2005
Ounces of Gold:
Opening Balance	6,669.3	30.0
Creations	6,805.2	7,464.2
Redemptions	(1,013.6)	(809.4)
Sales of gold	(38.4)	(15.5)
Closing Balance	12,422.5	6,669.3
Investment in Gold (lower of cost or market):
Opening Balance	$2,910,613	$13,081
Creations	3,800,308	3,262,774
Redemptions	(492,482)	(356,714)
Sales of gold	(18,213)	(6,737)
Diminution in value of investment in gold	—	(1,791)
Closing Balance	$6,200,226	$2,910,613

streetTRACKS® GOLD TRUST

Notes to the Financial Statements

4    Quarterly Statements of Operations (unaudited)

(All amounts except per share are in 000's of US$)	Three Months Ended (Unaudited)				Year to Sep-30, 2006
	Dec-31, 2005	Mar-31, 2006	Jun-30, 2006	Sep-30, 2006
REVENUES
Proceeds from sales of gold	$3,217	$5,058	$6,762	$7,514	$22,551
Cost of gold sold to pay expenses	(2,970)	4,239	(5,149)	(5,855)	(18,213)
Gain/(Loss) on gold sold to pay expenses	247	819	1,613	1,659	4,338
Gain/(Loss) on gold distributed for the redemption of shares	—	8,064	110,108	36,828	155,000
Increase / (Diminution) in value of investment in gold	—	—	—	—	—
Total Gain/(Loss) on gold	247	8,883	111,721	38,487	159,338
EXPENSES
Custody fees	874	1,435	1,365	1,472	5,146
Trustee fees	174	287	355	390	1,206
Sponsor fees	1,131	1,801	2,540	2,814	8,286
Marketing agent fees	1,131	1,801	2,540	2,814	8,286
Other expenses	167	407	311	319	1,204
Total expenses	3,477	5,731	7,111	7,809	24,128
Net Gain/(Loss)	$(3,230)	$3,152	$104,610	$30,678	$135,210
Gain/(Loss) per share	$(0.05)	$0.03	$0.91	$0.24	$1.30
Weighted average number of shares	71,367	105,748	114,603	125,475	104,262

streetTRACKS® GOLD TRUST

Notes to the Financial Statements

4    Quarterly Statements of Operations (unaudited)   (continued)

	Nov-12, 2004 to Dec-31, 2004	Three Months Ended			Nov-12, 2004 (date of inception) to Sep-30, 2005
(All amounts except per share are in 000's of US$)		Mar-31, 2005	Jun-30, 2005	Sep-30, 2005
REVENUES
Proceeds from sales of gold	$95	$1,631	$2,303	$2,651	$6,680
Cost of gold sold to pay expenses	(94)	(1,676)	(2,311)	(2,656)	(6,737)
Gain/(Loss) on gold sold to pay expenses	1	(45)	(8)	(5)	(57)
Gain/(Loss) on gold distributed for the redemption of shares	2,709	(284)	1,254	0	3,679
Increase / (Diminution) in value of investment in gold	(20,297)	(30,399)	48,905	0	(1,791)
Total Gain/(Loss) on gold	(17,587)	(30,728)	50,151	(5)	1,831
EXPENSES
Custody fees	144	509	615	684	1,952
Trustee fees	59	123	125	137	444
Sponsor fees	164	622	759	680	2,225
Marketing agent fees	164	622	759	680	2,225
Other expenses	78	163	165	544	950
Total expenses	609	2,039	2,423	2,725	7,796
Net Gain/(Loss)	$(18,196)	$(32,767)	$47,728	$(2,730)	$(5,965)
Gain/(Loss) per share	$(0.62)	$(0.67)	$0.84	$(0.04)	$(0.11)
Weighted average number of shares	29,132	48,618	57,013	61,735	52,130

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

Notes to the Financial Statements

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

For the period ended September 30, 2006 and 2005 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $762,125 and $699,066 respectively.

streetTRACKS® GOLD TRUST

Notes to the Financial Statements

5    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

Amounts Payable to Related parties and other accounts payable

(Amounts in 000's of US$)	Sep-30, 2006	Sep-30, 2005
Payable to Custodian	$(466)	$(243)
Payable to Trustee	(123)	(48)
Payable to Sponsor	(875)	(124)
Payable to Marketing Agent	(875)	(124)
Accounts Payable to related parties	$(2,339)	$(539)

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

7    Legal Proceedings

The Sponsor, the World Gold Council, the Trust and BNY, as Trustee of the Trust, have been named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York, on November 6, 2003 (Index No. 119243/03). The complaint alleges breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia, and seeks compensatory damages in excess of $450,000, preliminary and permanent injunctive relief, costs and attorneys fees and other relief. The discovery phase of the lawsuit is now concluded and the case is expected to be tried in December 2006. The Sponsor has moved for summary judgement and the motion is pending. The Sponsor believes that it has good defenses and, therefore, believes that the outcome of the litigation will not have a material adverse effect on the financial statements of the Trust. The Sponsor and the World Gold Council have agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the initial public offering of 2,300,000 Shares, against liabilities arising out of the complaint.

8    Indemnification

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party's obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor's activities under the Trust Indenture to the extent its conduct does not

streetTRACKS® GOLD TRUST

Notes to the Financial Statements

8    Indemnification   (continued)

disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement with the Purchaser, the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

Date: November 29, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.