Form 10-Q
period 2006-12-31
streetTRACKS GOLD TRUST
filed 2007-02-09
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

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

(212) 317-3800

(Registrant’s Telephone Number, Including Area Code)

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

Yes              No

As of February 7, 2007 the Registrant had 149,700,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition

at December 31, 2006 and September 30, 2006

(Amounts in 000’s of US$ except for share data)	Dec-31, 2006	Sep-30, 2006(1)
ASSETS
Investment in Gold(2)	$7,527,637	$6,200,226
Gold receivable	25,217	—
Total Assets	$7,552,854	$6,200,226
LIABILITIES
Accounts payable to related parties	$2,731	$2,339
Accounts payable	225	107
Accrued expenses	—	247
Total Liabilities	2,956	2,693
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (3)	9,260,544	7,441,489
Shareholders’ Deficit	(1,710,646)	(1,243,956)
Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$7,552,854	$6,200,226

(1)	Derived from audited statement of condition as of September 30, 2006.

(2)	The market value of Investments in Gold at December 31, 2006 is $9,238,283 and at September 30, 2006, $7,444,182.

(3)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at December 31, 2006 are 146,900,000 and at September 30, 2006, 125,100,000.

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three months ending December 31, 2006 and 2005

(Amounts in 000’s of US$, except for share and per share data)	Three Months Ended Dec-31, 2006	Three Months Ended Dec-31, 2005
REVENUES
Proceeds from sales of gold	$8,045	$3,217
Cost of gold sold to pay expenses	(6,672)	(2,970)
Gain on gold sold to pay expenses	1,373	247
Gain on gold distributed for the redemption of shares	3,757	—
Total Gain on gold	$5,130	$247
EXPENSES
Custody fees	$1,538	$874
Trustee fees	415	174
Sponsor fees	2,898	1,131
Marketing agent fees	2,898	1,131
Other expenses	557	167
Total expenses	8,306	3,477
Net Loss	$(3,176)	$(3,230)
Loss per share	$(0.02)	$(0.05)
Weighted average number of shares (000’s)	135,146	71,367

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three months ending December 31, 2006 and 2005

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2006	Three Months Ended Dec-31, 2005
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$8,045	$3,217
Cash expenses paid	(8,045)	(3,217)
(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$1,359,033	$642,079
Value of gold distributed for redemption of shares - at average cost	$24,803	$—

(Amount in 000’s of US$)	Three Months Ended Dec-31, 2006	Three Months Ended Dec-31, 2005
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net loss	$(3,176)	$(3,230)
Adjustments to reconcile net income to net cash provided by operating activities
Increase in gold assets	(1,327,411)	(639,109)
Increase in gold receivable	(25,217)	(255,363)
Increase in accounts payable	263	260
Increase/(decrease) in redeemable shares
Creations	1,384,101	897,442
Redemptions	(28,560)	—
Net cash provided by operating activities	$—	$—

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

For the three months ended December 31, 2006 and for the year ended September 30, 2006

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2006	Year ended Sep-30, 2006
Shareholders’ Deficit - Opening Balance	$(1,243,956)	$(245,610)
Net Gain/(Loss) for the period	(3,176)	135,210
Adjustment of Redeemable Shares to redemption value	(463,514)	(1,133,556)
Shareholders’ Deficit - Closing balance	$(1,710,646)	$(1,243,956)

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.    Organization

The streetTRACKS® Gold Trust (the ‘‘Trust’’) is an investment trust formed on November 12, 2004 (Date of Inception), under New York law pursuant to a trust indenture. The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (‘‘Shares’’) (in minimum blocks of 100,000 Shares, also referred to as ‘‘Baskets’’) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

The statements of condition at December 31, 2006 and September 30, 2006 and the statements of changes in shareholders’ deficit for the three months ended December 31, 2006 and the year ended September 30, 2006 and the statements of operations and of cash flows for the three months ending December 31, 2006 and 2005 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the ‘‘Sponsor’’), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the operating results for the full year.

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

2.1.    Valuation of Gold

Gold is held by HSBC Bank USA, N.A., or the Custodian, on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London Fix used to determine the Net Asset Value of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of December 31, 2006 and September 30, 2006:

(Amounts in 000’s of US$)	Dec-31, 2006	Sep-30, 2006
Investment in gold - average cost	$7,552,854	$6,200,226
Unrealized gain on investment in gold	1,710,646	1,243,956
Gold receivable	(25,217)	—
Investment in gold - market value	$9,238,283	$7,444,182

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

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.    Significant accounting policies   (continued)

2.2    Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. As of December 31, 2006, there was $25,216,705 gold receivable and as at September 30, 2006 there was nil gold receivable.

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity/(Deficit). Changes in the shares for the three months ended December 31, 2006 and for the year ending September 30, 2006, are as follows:

(All amounts are in 000’s)	Dec-31, 2006	Sep-30, 2006
Number of Redeemable Shares:
Opening Balance	125,100	66,900
Creations	22,300	68,400
Redemptions	(500)	(10,200)
Closing Balance	146,900	125,100

(Amounts in 000’s of US$)	Dec-31, 2006	Sep-30, 2006
Redeemable shares:
Opening Balance	$7,441,489	$3,155,107
Creations	1,384,101	3,800,308
Redemptions	(28,560)	(647,482)
Adjustment to redemption value	463,514	1,133,556
Closing Balance	$9,260,544	$7,441,489

2.4    Revenue Recognition Policy

The Bank of New York, or the Trustee, will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.    Significant accounting policies   (continued)

2.5    Income Taxes

The Trust is classified as a ‘‘grantor trust’’ for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will ‘‘flow through’’ to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the three months ended December 31, 2006 and for the year ending September 30, 2006:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	3 months ended Dec-31, 2006	Year ended Sep-30, 2006
Ounces of Gold:
Opening Balance	12,422.5	6,669.3
Creations (excluding gold receivable at December 31, 2006 - 39.7 ounces, and at September 30, 2006 - nil)	2,172.7	6,805.2
Redemptions	(49.6)	(1,013.6)
Sales of gold	(13.2)	(38.4)
Closing Balance	14,532.4	12,422.5
Investment in Gold (lower of cost or market):
Opening Balance	$6,200,226	$2,910,613
Creations (excluding gold receivable at December 31, 2006 - $25,217, and at September 30, 2006 - nil)	1,358,886	3,800,308
Redemptions	(24,803)	(492,482)
Sales of gold	(6,672)	(18,213)
Diminution in value of investment in gold	—	—
Closing Balance	$7,527,637	$6,200,226

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the adjusted net asset value (‘‘ANAV’’) of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust.

Fees are paid to the Trustee, as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee will charge the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

Fees are paid to the Custodian under the Allocated Bullion Account Agreement as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian is entitled to a fee that is accrued daily at an annual rate equal to 0.10% of the average daily aggregate value of the gold held in the Trust’s allocated gold account (Trust Allocated Account) and the Trust’s unallocated gold account (Trust Unallocated Account), payable monthly in arrears. Effective April 1, 2006, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the ‘‘Marketing Agent’’) by the Trustee from the assets of the Trust as compensation for services performed pursuant to the agreement between the Sponsor and the Marketing Agent (the ‘‘Marketing Agent Agreement’’). The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $388 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in ‘‘Business of the Trust—Trust Expenses’’ in the 10-K and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

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

For the three months ended December 31, 2006 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $216,406. For the year ended September 30, 2006, the comparable reduction in fees was $762,125.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

Amounts Payable to Related parties and other accounts payable

(Amounts in 000’s of US$)	Dec-31, 2006	Sep-30, 2006
Payable to Custodian	$(563)	$(466)
Payable to Trustee	(154)	(123)
Payable to Sponsor	(1,007)	(875)
Payable to Marketing Agent	(1,007)	(875)
Accounts Payable to related parties	$(2,731)	$(2,339)

5    Concentration of Risk

As defined by Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Trust’s sole business activity is the investment in gold. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material affect on the Trust’s financial position and results of operations.

6    Legal Proceedings

The Sponsor, the WGC, the Trust and the Trustee, as Trustee of the Trust, were named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York (Index No. 119243/03). The complaint alleged breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia. In December 2006, the lawsuit was dismissed.

7    Indemnification

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement with the Purchaser, the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

7    Indemnification   (continued)

The Sponsor has agreed to indemnify certain parties against certain liabilities and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has agreed to reimburse such parties, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee, for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘seek,’’ ‘‘outlook’’ and ‘‘estimate’’ as well as similar words and phrases signify forward-looking statements. streetTRACKS® Gold Trust’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

Trust Overview

streetTRACKS® Gold Trust is an investment trust that was formed on November 12, 2004 (Date of Inception). The Trust issues baskets of shares, or Baskets, in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The shares are designed to provide investors with a cost effective and convenient way to invest in gold.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London ‘‘fix’’ is not an appropriate basis for evaluation of the Trust’s gold, they will identify an alternative basis for such evaluation to be employed by the Trustee.

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees to be computed by reference to the value of the ANAV of the Trust or custody fees computed by reference to the value of gold held in the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the fees of the Trustee, the Sponsor and the Marketing Agent.

To determine the Trust’s NAV, the Trustee subtracts from the ANAV of the Trust the amount of estimated accrued but unpaid fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust (i.e., the fees of the Trustee, the Sponsor, the Marketing Agent and the Custodian). The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of shares outstanding as of the close of trading on the NYSE.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at December 31, 2006 and September 30, 2006:

(Amounts in 000’s of US$)	Dec-31, 2006	Sep-30, 2006
Investment in gold - average cost	$7,552,854	$6,200,226
Unrealized gain on investment in gold	1,710,646	1,243,956
Gold receivable	(25,217)	—
Investment in gold - market value	$9,238,283	$7,444,182

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and two paragraphs, except per share, are in 000’s of US$)	Three Months Ended Dec-31, 2006	Three Months Ended Dec-31, 2005
Total Gain on gold	$5,130	$247
Net Loss	$(3,176)	$(3,230)
Loss per share	$(0.02)	$(0.05)
Net cash flows from operating activities	$0	$0

The Trust’s total gain on gold for the three months ending December 31, 2006 of $5,130 is made up of a gain of $1,373 on the sale of gold to pay expenses plus a gain of $3,757 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ending December 31, 2005 is made up of a gain of $247 on the sale of gold to pay expenses.

Selected Supplemental Data - For the three months ended December 31, 2006 and for the year ended September 30, 2006.

(All amounts, except per ounce and per share, are in 000’s)	3 months ended Dec-31, 2006	Year ended Sep-30, 2006
Ounces of Gold:
Opening Balance	12,422.5	6,669.3
Creations (excluding gold receivable at December 31, 2006 – 39.7 ounces and at September 30, 2006 – nil)	2,172.7	6,805.2
Redemptions	(49.6)	(1,013.6)
Sales of gold	(13.2)	(38.4)
Closing Balance	14,532.4	12,422.5
Period end Gold price per ounce - London Fix(1)	$635.70	$599.25
Market value of gold holdings including gold receivable	$9,263,499	$7,444,182
Number of Shares:
Opening Balance	125,100	66,900
Creations	22,300	68,400
Redemptions	(500)	(10,200)
Closing Balance	146,900	125,100
Net Asset Value per share:
Creations	$62.07	$55.56
Redemptions	(57.12)	(63.48)
Net Gain/(Loss) for the period	(0.02)	1.30
At Period End	$63.04	$59.48
Shares at redemption value to investors at Period End	$9,260,544	$7,441,489
Change in Net Asset Value through period end	24.4%	135.9%
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.032)%	(0.036)%

(1)	There was no London PM Fix on December 31, 2006. In accordance with the Trust Indenture the London AM Fix was used at December 31, 2006.

Results of Operations

In the three months ended December 31, 2006, 22,300,000 shares (223 Baskets) were created in exchange for 2,212,408 ounces of gold including gold receivable (39,668 ounces of gold) and 500,000 shares (5 Baskets) were redeemed in exchange for 49,618 ounces of gold and 13,163 ounces of gold were sold to pay expenses.

As at December 31, 2006 the amount of gold owned by the Trust including gold receivable was 14,572,124 ounces with a market value of $9,263,499,409 (cost − $7,552,854,496). There was no London PM Fix on December 31, 2006. The AM Fix on that date was $635.70. The market value on December 31, 2006 was calculated using the London AM Fix, in accordance with the Trust Indenture.

In the year ended September 30, 2006 68,400,000 shares (684 Baskets) were created in exchange for 6,805,286 ounces of gold and 10,200,000 shares (102 Baskets) were redeemed in exchange for 1,013,631 ounces of gold and 38,409 ounces of gold were sold to pay expenses.

As at September 30, 2006 the amount of gold owned by the Trust was 12,422,497 ounces (there was no gold receivable) with a market value of $7,444,181,626 (cost – $6,200,226,450).

Cash flow from operations

The Trust had no cash flow from operations in the three months ended December 31, 2006, and 2005. Cash received in respect of gold sold to pay expenses in the three months ended December 31, 2006 and 2005 was the same as those expenses, resulting in zero cash balances at December 31, 2006 and at December 31, 2005.

Cash Resources and Liquidity

At December 31, 2006 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements. This section identifies recent trends in the movements of the gold price and discusses some of the important events that have influenced these movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2002 to December 31, 2006, and is based on the London PM Fix.

Five Year Daily Gold Price ($US/ounce)

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through December 31, 2006, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period(1)
November 12, 2004 to December 31, 2004	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25
Three months to December 31, 2005	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25
Three months to December 31, 2006	$613.21	648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70
November 12, 2004 to December 31, 2006	$519.27	$725.00	May 12, 2006	$411.10	Feb 8, 2005	$635.70
Twelve months ended December 31, 2005	$444.45	$536.50	Dec 12, 2005	$411.10	Feb 8, 2005	$513.00
Twelve months ended December 31, 2006	$603.77	$725.00	May 12, 2006	$524.75	Jan 5, 2006	$635.70

(1)	There was no London PM Fix on December 31, 2004, 2005 and 2006. The London AM Fix on these dates was $438.00, $513.00 and $635.70, respectively. The Net Asset Value of the Trust on December 31, 2004, 2005 and 2006 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that has been in place since 2001 has continued for much of the period since the inception of the Trust on November 12, 2004. In 2006, after reaching a peak of $725 at the London PM Fix on May 12, gold corrected down to a low for the second quarter of $567 at the PM

Fix on June 20. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. The price subsequently recovered to $635.70 by the end of 2006. The average for the three months to December 31, 2006, was $613.21.

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

The Shares are designed to mirror as closely as possible the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia;

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates;

•	Investment and trading activities of hedge funds and commodity funds; and

•	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that gold will maintain its long term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The sale of gold by the Trust to pay expenses reduces the amount of gold represented by each share on an ongoing basis irrespective of whether the trading price of the shares rises or falls in response to changes in the price of gold.

Each outstanding Share represents a proportional interest in the gold held by the Trust. As the Trust does not generate any income and as the Trust regularly sells gold over time to pay for its ongoing expenses, the amount of gold represented by each Share has gradually declined over time. This is true even if additional Shares are issued in exchange for additional deposits of gold into the Trust, as the amount of gold required to create Shares will proportionately reflect the amount of gold represented by the Shares outstanding at the time of creation. Assuming a constant gold price, the trading price of the Shares is expected to gradually decline relative to the price of gold as the amount of gold represented by the Shares gradually declines.

Investors should be aware that the gradual decline in the amount of gold represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold.

Readers are urged to review the Risk Factors section contained in the Trust’s annual report on Form 10-K for a description of other risks and uncertainties that may affect an investment in our shares.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure controls and procedures.    Under the supervision and with the participation of the Sponsor, World Gold Trust Services, LLC, including its chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal control over financial reporting.    There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings

The Sponsor, the WGC, the Trust and the Trustee, as Trustee of the Trust, were named as defendants in a civil lawsuit filed by plaintiffs Gemini Diversified Holdings LLC and Dan Ascani in the Supreme Court of the State of New York, County of New York (Index No. 119243/03). The complaint alleged breach of contract and misappropriation of trade secrets under the Trade Secrets Act of the State of Georgia. In December 2006, the lawsuit was dismissed.

Item 1A.    Risk Factors

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2006, 1,657 Baskets (165,700,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). As of January 31, 2007, 147,000,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for January 31, 2007 was $64.49.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On February 6, 2007, Mr. J. Stuart Thomas resigned as Managing Director of World Gold Trust Services, LLC, the sponsor of the Trust, and Mr. James E. Burton, Chief Executive Officer of the World Gold Council, was appointed to succeed Mr. Thomas as Managing Director.

The opening of trading in the Shares on the New York Stock Exchange will be changed from 9:30 a.m. to 8:20 a.m., effective Friday, February 9, 2007. The earlier opening will allow investors to start trading the Shares at the same time that trading in COMEX® gold futures and gold options commences at the New York Mercantile Exchange Inc.

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

/s/ James E. Burton

James E. Burton Managing Director (principal executive officer)

/s/ James Lowe

James Lowe Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Date: February 9, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.