Form 10-Q
period 2007-03-31
streetTRACKS GOLD TRUST
filed 2007-05-10
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

Yes              No

As of April 30, 2007 the Registrant had 160,100,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition

at March 31, 2007 and September 30, 2006

(Amounts in 000’s of US$ except for share data)	Mar-31, 2007	Sep-30, 2006(1)
ASSETS
Investment in Gold(2)	$8,204,459	$6,200,226
Gold receivable	98,339	—
Total Assets	$8,302,798	$6,200,226
LIABILITIES
Accounts payable to related parties	$3,328	$2,339
Accounts payable	78	107
Accrued expenses	72	247
Total Liabilities	3,478	2,693
Commitments and Contingencies	—	—
Redeemable Shares:
Shares at redemption value to investors (3)	10,292,620	7,441,489
Shareholders’ Deficit	(1,993,300)	(1,243,956)
Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$8,302,798	$6,200,226

(1)	Derived from audited statement of condition as of September 30, 2006.
(2)	The market value of Investments in Gold at March 31, 2007 is $10,197,759 and at September 30, 2006, $7,444,182.
(3)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at March 31, 2007 are 157,000,000 and at September 30, 2006, 125,100,000.

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three months ending March 31, 2007 and 2006 and the six months ending March 31, 2007 and 2006.

(Amounts in 000’s of US$, except for share and per share data)	Three Months Ended Mar-31, 2007	Three Months Ended Mar-31, 2006	Six Months Ended Mar-31, 2007	Six Months Ended Mar-31, 2006
REVENUES
Proceeds from sales of gold	$9,101	$5,058	$17,146	$8,275
Cost of gold sold to pay expenses	(7,473)	(4,239)	(14,145)	(7,209)
Gain on gold sold to pay expenses	1,628	819	3,001	1,066
Gain on gold distributed for the redemption of shares	87,590	8,064	91,347	8,064
Total Gain on gold	$89,218	$8,883	$94,348	$9,130
EXPENSES
Custody fees	$1,752	$1,435	$3,290	$2,309
Trustee fees	476	287	891	461
Sponsor fees	3,544	1,801	6,442	2,932
Marketing agent fees	3,544	1,801	6,442	2,932
Other expenses	308	407	865	574
Total expenses	9,624	5,731	17,930	9,208
Net Gain/(Loss) from Operations	$79,594	$3,152	$76,418	$(78)
Gain/(Loss) per share	$0.52	$0.03	$0.53	$0.00
Weighted average number of shares (000’s)	151,647	105,748	143,305	88,369

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three months ending March 31, 2007 and 2006 and the six months ending March 31, 2007 and 2006

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2007	Three Months Ended Mar-31, 2006	Six Months Ended Mar-31 2007	Six Months Ended Mar-31 2006
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$9,101	$5,058	$17,146	$8,275
Cash expenses paid	(9,101)	(5,058)	(17,146)	(8,275)
(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$1,149,602	$1,565,891	$2,533,705	$2,463,333
Value of gold distributed for redemption of shares - at average cost	$392,183	$47,315	$416,986	$47,315

(Amount in 000’s of US$)	Three Months Ended Mar-31, 2007	Three Months Ended Mar-31, 2006	Six Months Ended Mar-31 2007	Six Months Ended Mar-31 2006
Reconciliation of net Gain/(Loss) to net cash provided by operating activities
Net Gain/(Loss) from Operations	$79,594	$3,152	$76,418	$(78)
Adjustments to reconcile net income to net cash provided by operating activities
Increase in gold assets	(676,822)	(1,769,700)	(2,004,233)	(2,408,809)
(Increase)/decrease in gold receivable	(73,122)	255,363	(98,339)	—
Increase in accounts payable	522	672	785	932
Increase/(decrease) in redeemable shares
Creations	1,149,602	1,565,891	2,533,703	2,463,333
Redemptions	(479,774)	(55,378)	(508,334)	(55,378)
Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

For the six months ended March 31, 2007 and for the year ended September 30, 2006

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2007	Year Ended Sep-30, 2006
Shareholders’ Deficit - Opening Balance	$(1,243,956)	$(245,610)
Net Gain/(Loss) for the period	76,418	135,210
Adjustment of Redeemable Shares to redemption value	(825,762)	(1,133,556)
Shareholders’ Deficit - Closing balance	$(1,993,300)	$(1,243,956)

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

The statements of condition at March 31, 2007 and September 30, 2006 and the statements of changes in shareholders’ deficit for the six months ended March 31, 2007 and the year ended September 30, 2006 and the statements of operations and of cash flows for the three and six months ending March 31, 2007 and 2006 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the ‘‘Sponsor’’), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

2.1.    Valuation of Gold

Gold is held by HSBC Bank USA, N.A. (the ‘‘Custodian’’), on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market.  The cost of gold is determined according to the average cost method and the market value is based on the London Fix used to determine the Net Asset Value of the Trust.  Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of March 31, 2007 and September 30, 2006:

(Amounts in 000’s of US$)	Mar-31, 2007	Sep-30, 2006
Investment in gold - average cost	$8,302,798	$6,200,226
Unrealized gain on investment in gold	1,993,300	1,243,956
Gold receivable	(98,339)	—
Investment in gold - market value	$10,197,759	$7,444,182

The Trust recognizes the diminution in value of the investment in gold which arises from market declines on an interim basis. Increases in the value of the same investment in gold through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.    Significant accounting policies   (continued)

2.2    Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. As of March 31, 2007, there was $98,339 gold receivable and as at September 30, 2006 there was nil gold receivable.

2.3    Creations and Redemptions of Shares

The Trust will create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The Trust issues Shares in Baskets to certain authorized participants (‘‘Authorized Participants’’) on an ongoing basis. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed, the amount of which will be based on the combined net asset value of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity/(Deficit). Changes in the shares for the six months ended March 31, 2007 and for the year ending September 30, 2006, are as follows:

(All amounts are in 000’s)	Six Months Ended Mar-31, 2007	Year Ended Sep-30, 2006
Number of Redeemable Shares:
Opening Balance	125,100	66,900
Creations	39,900	68,400
Redemptions	(8,000)	(10,200)
Closing Balance	157,000	125,100

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2007	Year Ended Sep-30, 2006
Redeemable shares:
Opening Balance	$7,441,489	$3,155,107
Creations	2,533,702	3,800,308
Redemptions	(508,333)	(647,482)
Adjustment to redemption value	825,762	1,133,556
Closing Balance	$10,292,620	$7,441,489

2.4    Revenue Recognition Policy

The Bank of New York (the ‘‘Trustee’’), will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.    Significant accounting policies   (continued)

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

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the six months ended March 31, 2007 and for the year ending September 30, 2006:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Six months Ended Mar-31, 2007	Year Ended Sep-30, 2006
Ounces of Gold:
Opening Balance	12,422.5	6,669.3
Creations (excluding gold receivable at March 31, 2007 - 148.6 ounces, and at September 30, 2006 - nil)	3,808.1	6,805.2
Redemptions	(792.9)	(1,013.6)
Sales of gold	(27.4)	(38.4)
Closing Balance	15,410.3	12,422.5
Investment in Gold (lower of cost or market):
Opening Balance	$6,200,226	$2,910,613
Creations (excluding gold receivable at March 31, 2007 - $98,339, and at September 30, 2006 - nil)	2,435,364	3,800,308
Redemptions	(416,986)	(492,482)
Sales of gold	(14,145)	(18,213)
Diminution in value of investment in gold	—	—
Closing Balance	$8,204,459	$6,200,226

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

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $388 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in ‘‘Business of the Trust—Trust Expenses’’ in the 10-K for the fiscal year ended September 30, 2006 and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

Upon the end of the seven year period or the earlier termination of the Marketing Agent Agreement, the fee reduction will expire and the estimated ordinary expenses of the Trust which are payable from the assets of the Trust each month may be more than they would have been during the period when the fee reduction is in effect, thus reducing the Net Asset Value (‘‘NAV’’) of the Trust more rapidly than if the fee reduction was in effect and adversely affecting the value of the Shares.

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

For the six months ended March 31, 2007 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $281,705. For the year ended September 30, 2006, the comparable reduction in fees was $762,125.

Amounts Payable to Related parties and other accounts payable

(Amounts in 000’s of US$)	Mar-31, 2007	Sep-30, 2006
Payable to Custodian	$(624)	$(466)
Payable to Trustee	(170)	(123)
Payable to Sponsor	(1,267)	(875)
Payable to Marketing Agent	(1,267)	(875)
Accounts Payable to related parties	$(3,328)	$(2,339)

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

6    Indemnification

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

The Sponsor has agreed to indemnify certain parties against certain liabilities and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

6    Indemnification   (continued)

agreed to reimburse such parties, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee, for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

7    Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the interpretation will be effective for the Trust’s fiscal year ending September 30, 2008 and will be adopted as of October 1, 2007. The Sponsor is currently evaluating the effect of the interpretation, but does not believe that it will have a significant effect on the financial position or results of operations of the Trust.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at March 31, 2007 and September 30, 2006:

(Amounts in 000’s of US$)	Mar-31, 2007	Sep-30, 2006
Investment in gold - average cost	$8,302,798	$6,200,226
Unrealized gain on investment in gold	1,993,300	1,243,956
Gold receivable	(98,339)	—
Investment in gold - market value	$10,197,759	$7,444,182

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and four paragraphs, except per share, are in 000’s of US$)	Three Months Ended Mar-31, 2007	Three Months Ended Mar-31, 2006	Six Months Ended Mar-31, 2007	Six Months Ended Mar-31, 2006
Total Gain on gold	$89,218	$8,883	$94,348	$9,130
Net Gain/(Loss)	$79,594	$3,152	$76,418	$(78)
Gain/(Loss) per share	$0.52	$0.03	$0.53	$0.00
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ending March 31, 2007 of $89,218 is made up of a gain of $1,628 on the sale of gold to pay expenses plus a gain of $87,590 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ending March 31, 2006 of $8,883 is made up of a gain of $819 on the sale of gold to pay expenses plus a gain of $8,064 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the six months ending March 31, 2007 of $94,348 is made up of a gain of $3,001 on the sale of gold to pay expenses plus a gain of $91,347 on gold distributed on the redemption of shares.

The Trust’s total gain for the six months ending March 31, 2006 of $9,130 is made up of a gain of $1,066 on the sale of gold to pay expenses plus a gain of $8,064 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the six months ended March 31, 2007 and for the year ended September 30, 2006.

(All amounts, except per ounce and per share, are in 000’s)	Six months Ended Mar-31, 2007	Year Ended Sep-30, 2006
Ounces of Gold:
Opening Balance	12,422.5	6,669.3
Creations (excluding gold receivable at March 31, 2007 – 148.6 ounces and at September 30, 2006 – nil)	3,808.1	6,805.2
Redemptions	(792.9)	(1,013.6)
Sales of gold	(27.4)	(38.4)
Closing Balance	15,410.3	12,422.5
Period end Gold price per ounce - London Fix(1)	$661.75	$599.25
Market value of gold holdings including gold receivable	$10,296,098	$7,444,182
Number of Shares:
Opening Balance	125,100	66,900
Creations	39,900	68,400
Redemptions	(8,000)	(10,200)
Closing Balance	157,000	125,100
Net Asset Value per share:
Creations	$63.50	$55.56
Redemptions	(63.54)	(63.48)
Net Gain/(Loss) for the period	0.53	1.30
At Period End	$65.56	$59.48
Shares at redemption value to investors at Period End	$10,292,620	$7,441,489
Change in Net Asset Value through period end	38.3%	135.9%
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.034)%	(0.036)%

(1)	There was no London PM Fix on March 31, 2007. In accordance with the Trust Indenture the London PM Fix was used at March 30, 2007.

Results of Operations

In the three months ended March 31, 2007, 17,600,000 shares (176 Baskets) were created in exchange for 1,744,360 ounces of gold including gold receivable (148,605 ounces of gold), 7,500,000 shares (75 Baskets) were redeemed in exchange for 743,316 ounces of gold and 14,275 ounces of gold were sold to pay expenses.

In the six months ended March 31, 2007, 39,900,000 shares (399 Baskets) were created in exchange for 3,956,768 ounces of gold including gold receivable (148,605 ounces of gold), 8,000,000 shares (80 Baskets) were redeemed in exchange for 792,394 ounces of gold and 27,438 ounces of gold were sold to pay expenses.

As at March 31, 2007 the amount of gold owned by the Trust including gold receivable was 15,558,894 ounces with a market value of $10,296,098,073 (cost − $8,302,798,488). There was no London PM Fix on March 31, 2007. The PM Fix on March 30, 2007 was $661.75. The market value on March 31, 2007 was calculated using the London AM Fix on March 30, 2007, in accordance with the Trust Indenture.

In the year ended September 30, 2006 68,400,000 shares (684 Baskets) were created in exchange for 6,805,286 ounces of gold, 10,200,000 shares (102 Baskets) were redeemed in exchange for 1,013,631 ounces of gold and 38,409 ounces of gold were sold to pay expenses.

As at September 30, 2006 the amount of gold owned by the Trust was 12,422,497 ounces (there was no gold receivable) with a market value of $7,444,181,626 (cost – $6,200,226,450).

Cash flow from operations

The Trust had no cash flow from operations in the three and six months ended March 31, 2007, and 2006. Cash received in respect of gold sold to pay expenses in the three and six months ended March 31, 2007 and 2006 was the same as those expenses, resulting in zero cash balances at March 31, 2007 and at March 31, 2006.

Cash Resources and Liquidity

At March 31, 2007 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2002 to March 31, 2007, and is based on the London PM Fix.

Five Year Daily Gold Price ($US/ounce)

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through March 31, 2007, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period(1)
November 12, 2004 to December 31, 2004	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25
Three months to December 31, 2005	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25
Three months to December 31, 2006	$613.21	648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70
Three months to March 31, 2007	$649.82	685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75
November 12, 2004 to March 31, 2007	$533.29	725.00	May 12, 2006	$411.10	Feb 8, 2005	$661.75
Twelve months ended March 31, 2006	$476.30	584.00	Mar 30, 2006	$414.45	May 31, 2005	$582.00
Twelve months ended March 31, 2007	$628.25	725.00	May 12, 2006	$560.75	Oct 6, 2006	$661.75

(1)	There was no London PM Fix on December 31, 2004, 2005 and 2006. The London AM Fix on these dates was $438.00, $513.00 and $635.70, respectively. The Net Asset Value of the Trust on December 31, 2004, 2005 and 2006 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that has been in place since 2001 has continued for much of the period since the inception of the Trust on November 12, 2004. In 2006, after reaching a peak of $725 at the London PM Fix on May 12, gold corrected down to a low for the second quarter of $567 at the PM Fix on June 20. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. The price subsequently recovered to $635.70 by the end of 2006. The recovery has continued so far in 2007, with an average price of $649.82 for the three months to March 31, 2007.

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

Not applicable.

Item 1A.    Risk Factors

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2007, 1,833 Baskets (183,300,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). As of April 30, 2007, 160,100,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for April 30, 2007 was $67.05.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

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

Date: May 9, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.