Form 10-Q
period 2007-06-30
streetTRACKS GOLD TRUST
filed 2007-07-27
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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

Yes              No

As of July 24, 2007 the Registrant had 161,500,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition

at June 30, 2007 and September 30, 2006

(Amounts in 000’s of US$ except for share data)	Jun-30, 2007	Sep-30, 2006(1)
ASSETS
Investment in Gold(2)	$8,117,008	$6,200,226
Gold receivable	19,314	—
Total Assets	$8,136,322	$6,200,226
LIABILITIES
Accounts payable to related parties	$3,173	$2,339
Accounts payable	65	107
Accrued expenses	260	247
Total Liabilities	3,498	2,693
Redeemable Shares:
Shares at redemption value to investors (3)	9,708,477	7,441,489
Shareholders’ Deficit	(1,575,653)	(1,243,956)
Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$8,136,322	$6,200,226

(1)	Derived from audited statement of condition as of September 30, 2006.
(2)	The market value of Investments in Gold at June 30, 2007 is $9,692,661 and at September 30, 2006, $7,444,182.
(3)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at June 30, 2007 are 150,800,000 and at September 30, 2006, 125,100,000.

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three months ending June 30, 2007 and 2006 and the nine months ending June 30, 2007 and 2006.

(Amounts in 000’s of US$, except for share and per share data)	Three Months Ended Jun-30, 2007	Three Months Ended June-30, 2006	Nine Months Ended Jun-30, 2007	Nine Months Ended Jun-30, 2006
REVENUES
Proceeds from sales of gold	$10,282	$6,762	$27,428	$15,037
Cost of gold sold to pay expenses	(8,188)	(5,149)	(22,333)	(12,358)
Gain on gold sold to pay expenses	2,094	1,613	5,095	2,679
Gain on gold distributed for the redemption of shares	240,829	110,108	332,176	118,172
Total Gain on gold	$242,923	$111,721	$337,271	$120,851
EXPENSES
Custody fees	$1,872	$1,365	$5,162	$3,674
Trustee fees	497	355	1,388	816
Sponsor fees	3,811	2,540	10,253	5,472
Marketing agent fees	3,811	2,540	10,253	5,472
Other expenses	311	311	1,176	885
Total expenses	10,302	7,111	28,232	16,319
Net Gain from Operations	$232,621	$104,610	$309,039	$104,532
Gain per share	$1.49	$0.91	$2.09	$1.08
Weighted average number of shares (000’s)	156,214	114,603	147,608	97,114

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three months ending June 30, 2007 and 2006 and the nine months ending June 30, 2007 and 2006

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2007	Three Months Ended Jun-30, 2006	Nine Months Ended Jun-30 2007	Nine Months Ended Jun-30 2006
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$10,282	$6,762	$27,428	$15,037
Cash expenses paid	(10,282)	(6,762)	(27,428)	(15,037)
(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$893,144	$683,638	$3,426,849	$3,146,971
Value of gold distributed for redemption of shares - at average cost	$1,070,650	$262,142	$1,487,636	$309,456

(Amount in 000’s of US$)	Three Months Ended Jun-30, 2007	Three Months Ended Jun-30, 2006	Nine Months Ended Jun-30 2007	Nine Months Ended Jun-30 2006
Reconciliation of net Gain to net cash provided by operating activities
Net Gain from Operations	$232,621	$104,610	$309,039	$104,532
Adjustments to reconcile net income to net cash provided by operating activities
(Increase)/decrease in gold assets	87,451	(416,347)	(1,916,782)	(2,825,156)
(Increase)/decrease in gold receivable	79,025	(121,918)	(19,314)	(121,918)
Increase in accounts payable	20	350	805	1,282
Increase/(decrease) in redeemable shares
Creations	912,362	805,555	3,446,065	3,268,888
Redemptions	(1,311,479)	(372,250)	(1,819,813)	(427,628)
Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

For the nine months ended June 30, 2007 and for the year ended September 30, 2006

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2007	Year Ended Sep-30, 2006
Shareholders’ Deficit - Opening Balance	$(1,243,956)	$(245,610)
Net Gain for the period	309,039	135,210
Adjustment of Redeemable Shares to redemption value	(640,736)	(1,133,556)
Shareholders’ Deficit - Closing balance	$(1,575,653)	$(1,243,956)

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

The statements of condition at June 30, 2007 and September 30, 2006 and the statements of changes in shareholders’ deficit for the nine months ended June 30, 2007 and the year ended September 30, 2006 and the statements of operations and of cash flows for the three and nine months ending June 30, 2007 and 2006 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the ‘‘Sponsor’’), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

2.    Significant accounting policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of June 30, 2007 and September 30, 2006:

(Amounts in 000’s of US$)	Jun-30, 2007	Sep-30, 2006
Investment in gold - average cost	$8,136,322	$6,200,226
Unrealized gain on investment in gold	1,575,653	1,243,956
Gold receivable	(19,314)	—
Investment in gold - market value	$9,692,661	$7,444,182

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

2.2    Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. As of June 30, 2007, there was $19,314,341 gold receivable and as at September 30, 2006 there was nil gold receivable.

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity/(Deficit). Changes in the shares for the nine months ended June 30, 2007 and for the year ending September 30, 2006, are as follows:

(All amounts are in 000’s)	Nine Months Ended Jun-30, 2007	Year Ended Sep-30, 2006
Number of Redeemable Shares:
Opening Balance	125,100	66,900
Creations	53,700	68,400
Redemptions	(28,000)	(10,200)
Closing Balance	150,800	125,100

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2007	Year Ended Sep-30, 2006
Redeemable shares:
Opening Balance	$7,441,489	$3,155,107
Creations	3,446,065	3,800,308
Redemptions	(1,819,813)	(647,482)
Adjustment to redemption value	640,736	1,133,556
Closing Balance	$9,708,477	$7,441,489

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

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the nine months ended June 30, 2007 and for the year ending September 30, 2006:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Nine Months Ended Jun-30, 2007	Year Ended Sep-30, 2006
Ounces of Gold:
Opening Balance	12,422.5	6,669.3
Creations (excluding gold receivable at June 30, 2007 - 29.7 ounces, and at September 30, 2006 - nil)	5,293.6	6,805.2
Redemptions	(2,773.2)	(1,013.6)
Sales of gold	(42.6)	(38.4)
Closing Balance	14,900.3	12,422.5
Investment in Gold (lower of cost or market):
Opening Balance	$6,200,226	$2,910,613
Creations (excluding gold receivable at June 30, 2007 - $19,314, and at September 30, 2006 - nil)	3,426,751	3,800,308
Redemptions	(1,487,636)	(492,482)
Sales of gold	(22,333)	(18,213)
Closing Balance	$8,117,008	$6,200,226

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

For the nine months ended June 30, 2007 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $334,226. For the year ended September 30, 2006, the comparable reduction in fees was $762,125.

Amounts Payable to Related parties and other accounts payable

(Amounts in 000’s of US$)	Jun-30, 2007	Sep-30, 2006
Payable to Custodian	$(596)	$(466)
Payable to Trustee	(163)	(123)
Payable to Sponsor	(1,207)	(875)
Payable to Marketing Agent	(1,207)	(875)
Accounts Payable to related parties	$(3,173)	$(2,339)

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

7    Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the interpretation will be effective for the Trust’s fiscal year ending September 30, 2008 and will be adopted as of October 1, 2007. The Sponsor is currently evaluating the effect of the interpretation, but does not believe that it will have a significant effect on the financial position or results of operations of the Trust.

In September 2006, Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements, was issued and is effective for fiscal years beginning after November 15, 2007, SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Accordingly, the SFAS 157 will be effective for the Trust’s fiscal year ending September 30, 2009 and will be adopted as of October 1, 2008. At this time, the impact to the Trust’s financial statements has not been determined.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. At this time, the impact to the Trust’s financial statements has not been determined.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at June 30, 2007 and September 30, 2006:

(Amounts in 000’s of US$)	Jun-30, 2007	Sep-30, 2006
Investment in gold - average cost	$8,136,322	$6,200,226
Unrealized gain on investment in gold	1,575,653	1,243,956
Gold receivable	(19,314)	—
Investment in gold - market value	$9,692,661	$7,444,182

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and four paragraphs, except per share, are in 000’s of US$)	Three Months Ended Jun-30, 2007	Three Months Ended Jun-30, 2006	Nine Months Ended Jun-30, 2007	Nine Months Ended Jun-30, 2006
Total Gain on gold	$242,923	$111,721	$337,271	$120,851
Net Gain	$232,621	$104,610	$309,039	$104,532
Gain per share	$1.49	$0.91	$2.09	$1.08
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ending June 30, 2007 of $242,923 is made up of a gain of $2,094 on the sale of gold to pay expenses plus a gain of $240,829 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ending June 30, 2006 of $111,721 is made up of a gain of $1,613 on the sale of gold to pay expenses plus a gain of $110,108 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the nine months ending June 30, 2007 of $337,271 is made up of a gain of $5,095 on the sale of gold to pay expenses plus a gain of $332,176 on gold distributed on the redemption of shares.

The Trust’s total gain for the nine months ending June 30, 2006 of $120,851 is made up of a gain of $2,679 on the sale of gold to pay expenses plus a gain of $118,172 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the nine months ended June 30, 2007 and for the year ended September 30, 2006.

(All amounts, except per ounce and per share, are in 000’s)	Nine months Ended Jun-30, 2007	Year Ended Sep-30, 2006
Ounces of Gold:
Opening Balance	12,422.5	6,669.3
Creations (excluding gold receivable at June 30, 2007 – 29.7 ounces and at September 30, 2006 – nil)	5,293.6	6,805.2
Redemptions	(2,773.2)	(1,013.6)
Sales of gold	(42.6)	(38.4)
Closing Balance	14,900.3	12,422.5
Period end Gold price per ounce - London Fix(1)	$650.50	$599.25
Market value of gold holdings including gold receivable	$9,711,975	$7,444,182
Number of Shares:
Opening Balance	125,100	66,900
Creations	53,700	68,400
Redemptions	(28,000)	(10,200)
Closing Balance	150,800	125,100
Net Asset Value per share:
Creations	$64.17	$55.56
Redemptions	(64.99)	(63.48)
Net Gain/(Loss) for the period	2.09	1.30
At Period End	$64.38	$59.48
Shares at redemption value to investors at Period End	$9,708,477	$7,441,489
Change in Net Asset Value through period end	30.5%	135.9%
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.036)%	(0.036)%

(1)	There was no London PM Fix on June 30, 2007. In accordance with the Trust Indenture the London PM Fix on June 29, 2007 was used.

Results of Operations

In the three months ended June 30, 2007, 13,800,000 shares (138 Baskets) were created in exchange for 1,366,533 ounces of gold including gold receivable (29,692 ounces of gold), 20,000,000 shares (200 Baskets) were redeemed in exchange for 1,980,213 ounces of gold and 15,198 ounces of gold were sold to pay expenses.

In the nine months ended June 30, 2007, 53,700,000 shares (537 Baskets) were created in exchange for 5,323,302 ounces of gold including gold receivable (29,692 ounces of gold), 28,000,000 shares (280 Baskets) were redeemed in exchange for 2,773,147 ounces of gold and 42,636 ounces of gold were sold to pay expenses.

As at June 30, 2007 the amount of gold owned by the Trust including gold receivable was 14,930,016 ounces with a market value of $9,711,975,284 (cost − $8,136,322,933) based on the London PM Fix on June 29, 2007 (in accordance with the Trust Indenture).

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

Cash flow from operations

The Trust had no cash flow from operations in the three and nine months ended June 30, 2007, and 2006. Cash received in respect of gold sold to pay expenses in the three and nine months ended June 30, 2007 and 2006 was the same as those expenses, resulting in zero cash balances at June 30, 2007 and at June 30, 2006.

Cash Resources and Liquidity

At June 30, 2007 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2002 to June 30, 2007, and is based on the London PM Fix.

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through March 31, 2007, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
November 12, 2004 to December 31, 2004	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00	31 Dec 2004(2)
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50	31 Mar 2005
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10	30 Jun 2005
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25	30 Sep 2005
Three months to December 31, 2005	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00	30 Dec 2005(2)
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00	31 Mar 2006
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50	30 Jun 2006
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	29 Sep 2006
Three months to December 31, 2006	$613.21	$648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70	29 Dec 2006(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	30 Mar 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	29 Jun 2007
November 12, 2004 to June 30, 2005	$430.82	$454.20	Dec 02, 2004	$411.10	Feb 8, 2005	$437.10	30 Jun 2005
Twelve months ended June 30, 2006	$525.24	$725.00	May 12, 2006	$418.35	Jul 15, 2005	$613.50	30 June 2006
Twelve months ended June 30, 2007	$637.75	$691.40	Apr 20, 2007	$560.75	Oct 6, 2006	$650.50	29 June 2007
November 12, 2004 to June 30, 2007	$545.50	$725.00	May 12, 2006	$411.10	Feb 8, 2005	$650.50	29 Jun 2007

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no London PM Fix on the last business day of December 2004, 2005 and 2006. The London AM Fix on the last business day was $438.00, $513.00 and $635.70, respectively. The Net Asset Value of the Trust on December 31, 2004, 2005 and 2006 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that has been in place since 2001 has continued for much of the period since the inception of the Trust on November 12, 2004. In 2006, after reaching a peak of $725 at the London PM Fix on May 12, gold corrected down to a low for the second quarter of $567 at the PM Fix on June 20. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. The price subsequently recovered to $635.70 by the end of 2006. With no change in interest rates from the Federal Reserve Board since late June 2006, the recovery in the gold price has continued, with an average price of $666.84 for the three months to June 30, 2007.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2007, 1,971 Baskets (197,100,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). As of July 24, 2007, 161,500,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for July 24, 2007 was $67.71.

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

Date: July 27, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.