Form 10-Q
period 2007-12-31
streetTRACKS GOLD TRUST
filed 2008-02-07
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

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

Yes              No

As of February 5, 2008 the Registrant had 205,700,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition

at December 31, 2007 and September 30, 2007

(Amounts in 000’s of US$ except for share data)	Dec-31, 2007	Sep-30, 2007(1)
ASSETS
Investment in Gold(2)	$12,044,968	$10,644,489
Total Assets	$12,044,968	$10,644,489
LIABILITIES
Accounts payable to related parties	$5,287	$3,978
Accounts payable	357	160
Accrued expenses	136	258
Total Liabilities	5,780	4,396
Redeemable Shares:
Shares at redemption value to investors (3)	16,880,574	13,803,588
Shareholders’ Deficit	(4,841,386)	(3,163,495)
Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$12,044,968	$10,644,489

(1)	Derived from audited statement of condition as of September 30, 2007.
(2)	The market value of Investment in Gold at December 31, 2007 is $16,886,354 and at September 30, 2007, is $13,807,984.
(3)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at December 31, 2007 are 204,300,000 and at September 30, 2007, 187,900,000.

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three months ended December 31, 2007 and 2006.

(Amounts in 000’s of US$, except for share and per share data)	Three Months Ended Dec-31, 2007	Three Months Ended Dec-31, 2006
REVENUES
Proceeds from sales of gold	$13,945	$8,045
Cost of gold sold to pay expenses	(10,314)	(6,672)
Gain on gold sold to pay expenses	3,631	1,373
Gain on gold distributed for the redemption of shares	126,202	3,757
Total Gain on gold	129,833	5,130
EXPENSES
Custody fees	2,694	1,538
Trustee fees	504	415
Sponsor fees	5,908	2,898
Marketing agent fees	5,908	2,898
Other expenses	315	557
Total expenses	15,329	8,306
Net Gain/(Loss) from Operations	$114,504	$(3,176)
Gain/(Loss) per share	$0.59	$(0.02)
Weighted average number of shares (000’s)	195,146	135,146

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three months ended December 31, 2007 and 2006

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2007	Three Months Ended Dec-31 2006
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$13,945	$8,045
Cash expenses paid	(13,945)	(8,045)
(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$1,756,317	$1,359,033
Value of gold distributed for redemption of shares - at average cost	$345,524	$24,803

(Amount in 000’s of US$)	Three Months Ended Dec-31, 2007	Three Months Ended Dec-31 2006
Reconciliation of net Gain to net cash provided by operating activities
Net Gain/(Loss) from Operations	$114,504	$(3,176)
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) in gold assets	(1,400,479)	(1,327,411)
(Increase)/decrease in gold receivable	—	(25,217)
Increase in liabilities	1,384	263
Increase/(decrease) in redeemable shares
Creations	1,756,317	1,384,101
Redemptions	(471,726)	(28,560)
Net cash provided by operating activities	$—	$—

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

For the three months ended December 31, 2007 and for the year ended September 30, 2007

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2007	Year Ended Sep-30, 2007
Shareholders’ Deficit - Opening Balance	$(3,163,495)	$(1,243,956)
Net Gain for the period	114,504	313,442
Adjustment of Redeemable Shares to redemption value	(1,792,395)	(2,232,981)
Shareholders’ Deficit - Closing balance	$(4,841,386)	$(3,163,495)

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

Effective December 13, 2007, the listing of the streetTRACKS® Gold Trust and the trading of the streetTRACKS® Gold Shares was transferred from the New York Stock Exchange, Inc. (‘‘NYSE’’) to its affiliated exchange NYSE Arca, Inc. (‘‘NYSE Arca’’), pursuant to the request of NYSE Euronext, Inc. to transfer all exchange traded funds trading on the NYSE to NYSE Arca.

The statements of condition at December 31, 2007 and September 30, 2007 and the statements of changes in shareholders’ deficit for the three months ended December 31, 2007 and the year ended September 30, 2007 and the statements of operations and of cash flows for the three months ended December 31, 2007 and 2006 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the ‘‘Sponsor’’), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of December 31, 2007 and September 30, 2007:

(Amounts in 000’s of US$)	Dec-31, 2007	Sep-30, 2007
Investment in gold - average cost	$12,044,968	$10,644,489
Unrealized gain on investment in gold	4,841,386	3,163,495
Investment in gold - market value	$16,886,354	$13,807,984

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

2.2    Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of December 31, 2007 and September 30, 2007 there was no gold receivable.

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity/(Deficit). Changes in the shares for the three months ended December 31, 2007 and for the year ended September 30, 2007, are as follows:

(All amounts are in 000’s)	Three Months Ended Dec-31, 2007	Year Ended Sep-30, 2007
Number of Redeemable Shares:
Opening Balance	187,900	125,100
Creations	22,400	92,100
Redemptions	(6,000)	(29,300)
Closing Balance	204,300	187,900

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2007	Year Ended Sep-30, 2007
Redeemable shares:
Opening Balance	$13,803,588	$7,441,489
Creations	1,756,317	6,034,380
Redemptions	(471,726)	(1,905,262)
Adjustment to redemption value	1,792,395	2,232,981
Closing Balance	$16,880,574	$13,803,588

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

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the three months ended December 31, 2007 and for the year ended September 30, 2007:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Three Months Ended Dec-31, 2007	Year Ended Sep-30, 2007
Ounces of Gold:
Opening Balance	18,584.1	12,422.5
Creations (excluding gold receivable at December 31, 2007 - nil, and at September 30, 2007 - nil)	2,213.5	9,121.7
Redemptions	(592.9)	(2,901.7)
Sales of gold	(17.8)	(58.4)
Closing Balance	20,186.9	18,584.1
Investment in Gold (lower of cost or market):
Opening Balance	$10,644,489	$6,200,226
Creations (excluding gold receivable at December 31, 2007 - nil, and at September 30, 2007 - nil)	1,756,317	6,034,380
Redemptions	(345,524)	(1,559,060)
Sales of gold	(10,314)	(31,057)
Closing Balance	$12,044,968	$10,644,489

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

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $388 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in ‘‘Business of the Trust—Trust Expenses’’ in the 10-K for the fiscal year ended September 30, 2007 and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

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

For the three months ended December 31, 2007 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $159,433. For the year ended September 30, 2007, the comparable reduction in fees was $399,922.

Amounts Payable to Related parties and other accounts payable

(Amounts in 000’s of US$)	Dec-31, 2007	Sep-30, 2007
Payable to Custodian	$(945)	$(740)
Payable to Trustee	(170)	(164)
Payable to Sponsor	(2,086)	(1,537)
Payable to Marketing Agent	(2,086)	(1,537)
Accounts Payable to related parties	$(5,287)	$(3,978)

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

7    Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the interpretation will be effective for the Trust’s fiscal year ending September 30, 2008 and was adopted as of October 1, 2007. The Sponsor has evaluated the effects of the interpretation and does not believe that it has a significant effect on the financial position or results of operations of the Trust.

In September 2006, Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements, was issued by the FASB and is effective for fiscal years beginning after November 15, 2007, SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Accordingly, the SFAS 157 will be effective for the Trust’s fiscal year ending September 30, 2009 and will be adopted as of October 1, 2008. At this time, the impact to the Trust’s financial statements has not been determined.

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

Valuation of Gold, Definition of Net Asset Value (‘‘NAV’’) and Adjusted Net Asset Value (‘‘ANAV’’)

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the ‘‘Evaluation Time’’), the Bank of New York, the Trustee, evaluates the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

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

To determine the Trust’s NAV, the Trustee subtracts from the ANAV of the Trust the amount of estimated accrued but unpaid fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust (i.e., the fees of the Trustee, the Sponsor, the Marketing Agent and the Custodian). The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of shares outstanding as of the close of trading on the NYSE Arca.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at December 31, 2007 and September 30, 2007:

(Amounts in 000’s of US$)	Dec-31, 2007	Sep-30, 2007
Investment in gold - average cost	$12,044,968	$10,644,489
Unrealized gain on investment in gold	4,841,386	3,163,495
Investment in gold - market value	$16,886,354	$13,807,984

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and four paragraphs, except per share, are in 000’s of US$)	Three Months Ended Dec-31, 2007	Three Months Ended Dec-31, 2006
Total Gain on gold	$129,833	$5,130
Net Gain/(Loss)	$114,504	$(3,176)
Gain/(Loss) per share	$0.59	$(0.02)
Net cash flows from operating activities	$0	$0

The Trust’s total gain on gold for the three months ending December 31, 2007 of $129,833 is made up of a gain of $3,631 on the sale of gold to pay expenses plus a gain of $126,202 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ending December 31, 2006 of $5,130 is made up of a gain of $1,373 on the sale of gold to pay expenses plus a gain of $3,757 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the three months ended December 31, 2007 and for the year ended September 30, 2007.

(All amounts, except per ounce and per share, are in 000’s)	Three months Ended Dec-31, 2007	Year Ended Sep-30, 2007
Ounces of Gold:
Opening Balance	18,584.1	12,422.5
Creations (excluding gold receivable at December 31, 2007 – nil and at September 30, 2007 – nil)	2,213.5	9,121.7
Redemptions	(592.9)	(2,901.7)
Sales of gold	(17.8)	(58.4)
Closing Balance	20,186.9	18,584.1
Period end Gold price per ounce - London Fix(1)	$836.50	$743.00
Market value of gold holdings including gold receivable	$16,886,354	$13,807,984
Number of Shares:
Opening Balance	187,900	125,100
Creations	22,400	92,100
Redemptions	(6,000)	(29,300)
Closing Balance	204,300	187,900
Net Asset Value per share:
Creations	$78.41	$65.52
Redemptions	(78.62)	(63.03)
Net Gain for the period	0.59	2.05
At Period End	$82.63	$73.46
Shares at redemption value to investors at Period End	$16,880,574	$13,803,588
Change in Net Asset Value through period end	22.3%	85.5%
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.034)%	(0.032)%

(1)	There was no London PM Fix on December 31, 2007. In accordance with the Trust Indenture the London AM Fix on December 31, 2007 was used.

Results of Operations

In the three months ended December 31, 2007, 22,400,000 shares (224 Baskets) were created in exchange for 2,213,522 ounces of gold (there was no gold receivable), 6,000,000 shares (60 Baskets) were redeemed in exchange for 592,915 ounces of gold and 17,789 ounces of gold were sold to pay expenses.

As at December 31, 2007 the amount of gold owned by the Trust was 20,186,914 ounces (there was no gold receivable) with a market value of $16,886,353,580 (cost − $12,044,968,722) based on the London AM Fix on December 31, 2007 (in accordance with the Trust Indenture).

In the year ended September 30, 2007 92,100,000 shares (921 Baskets) were created in exchange for 9,121,736 ounces of gold (there was no gold receivable), 29,300,000 shares (293 Baskets) were redeemed in exchange for 2,901,748 ounces of gold and 58,390 ounces of gold were sold to pay expenses.

As at September 30, 2007 the amount of gold owned by the Trust was 18,584,096 ounces (there was no gold receivable) with a market value of $13,807,983,397 (cost – $10,644,489,575).

Cash flow from operations

The Trust had no cash flow from operations in the three months ended December 31, 2007, and 2006. Cash received in respect of gold sold to pay expenses in the three months ended December 31, 2007 and 2006 was the same as those expenses, resulting in zero cash balances at December 31, 2007 and 2006.

Cash Resources and Liquidity

At December 31, 2007 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2003 to December 31, 2007, and is based on the London PM Fix.

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through December 31, 2007, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
November 12, 2004 to December 31, 2004	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00	31 Dec 2004(2)
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50	31 Mar 2005
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10	30 Jun 2005
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25	30 Sep 2005
Three months to December 31, 2005	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00	30 Dec 2005(2)
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00	31 Mar 2006
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50	30 Jun 2006
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	29 Sep 2006
Three months to December 31, 2006	$613.21	$648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70	29 Dec 2006(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	30 Mar 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	29 Jun 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	28 Sep 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	31 Dec 2007(2)
November 12, 2004 to December 31, 2004	$443.39	$454.20	Dec 02, 2004	$434.00	Dec 10, 2004	$438.00	31 Dec 2004(2)
Twelve months ended December 31, 2005	$444.95	$536.50	Dec 12, 2005	$411.10	Feb 08, 2005	$513.00	30 Dec 2005(2)
Twelve months ended December 31, 2006	$603.96	$725.00	May 12, 2006	$524.75	Jan 05, 2006	$635.70	29 Dec 2006(2)
Twelve months ended December 31, 2007	$696.40	$841.10	Nov 08, 2007	$608.40	Jan 10, 2007	$836.50	31 Dec 2007(2)
November 12, 2004 to December 31, 2007	$575.97	$841.10	Nov 08, 2007	$411.10	Feb 08, 2005	$836.50	31 Dec 2007(2)

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no London PM Fix on the last business day of December 2004, 2005, 2006 and 2007. The London AM Fix on the last business day was $438.00, $513.00, $635.70 and $836.50, respectively. The Net Asset Value of the Trust on December 31, 2004, 2005, 2006 and 2007 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In the event, the US authorities reduced interest rates in response to the subprime mortgage lending problems, and the rise in gold continued. The price subsequently recovered to $836.50 by the end of December 2007. The average for the three months to December 31, 2007, was $787.41.

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

PART II - OTHER INFORMATION:

Item 1.    Legal Proceedings

Not applicable.

Item 1A.    Risk Factors

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2007, 2,579 Baskets (257,900,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). As of February 5, 2008, 205,700,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for February 5, 2008 was $91.17.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC Sponsor of the Equity Gold Trust (Registrant)
/s/ James E. Burton James E. Burton Managing Director (principal executive officer)
/s/ James Lowe James Lowe Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Date: February 6, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
4.1	Amendment No. 1 to the Trust Indenture, dated November 26, 2007 (as filed with the Company’s Report on Form 8-K dated December 13, 2007 and incorporated by reference herein).
4.2	Amendment to the Participant Agreements, dated November 26, 2007 (as filed with the Company’s Report on Form 8-K dated December 13, 2007 and incorporated by reference herein).
10.1	Amendment No. 2 to the Allocated Bullion Account Agreement dated November 26, 2007 (as filed with the Company’s Report on Form 8-K dated December 13, 2007 and incorporated by reference herein).
10.2	Amendment No. 1 to the Unallocated Bullion Account Agreement dated November 26, 2007 (as filed with the Company’s Report on Form 8-K dated December 13, 2007 and incorporated by reference herein).
10.6	Amendment No. 2 to the Marketing Agent Agreement dated November 26, 2007 (as filed with the Company’s Report on Form 8-K dated December 13, 2007 and incorporated by reference herein).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.