Form 10-Q
period 2008-03-31
streetTRACKS GOLD TRUST
filed 2008-05-09
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

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

Yes              No

As of May 7, 2008 the Registrant had 190,400,000 shares outstanding.

streetTRACKS® GOLD TRUST
INDEX

i

streetTRACKS® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition

at March 31, 2008 and September 30, 2007

(Amounts in 000’s of US$ except for share data)	Mar-31, 2008	Sep-30, 2007(1)
ASSETS
Investment in Gold(2)	$12,872,448	$10,644,489
Gold Receivables	239,517	—
Total Assets	$13,111,965	$10,644,489
LIABILITIES
Accounts payable to related parties	$6,466	$3,978
Accounts payable	46	160
Accrued expenses	1,231	258
Total Liabilities	7,743	4,396
Redeemable Shares:
Shares at redemption value to investors(3)	19,261,754	13,803,588
Shareholders’ Deficit	(6,157,532)	(3,163,495)
Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$13,111,965	$10,644,489

(1)	Derived from audited statement of condition as of September 30, 2007.
(2)	The market value of Investment in Gold at March 31, 2008 is $19,029,980 and at September 30, 2007, is $13,807,984.
(3)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at March 31, 2008 are 209,100,000 and at September 30, 2007, 187,900,000.

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three months ended March 31, 2008 and 2007 and the six months ended March 31, 2008 and 2007.

(Amounts in 000’s of US$, except for share and per share data)	Three Months Ended Mar-31, 2008	Three Months Ended Mar-31, 2007	Six Months Ended Mar-31, 2008	Six Months Ended Mar-31 2007
REVENUES
Proceeds from sales of gold	$16,919	$9,101	$30,864	$17,146
Cost of gold sold to pay expenses	(11,389)	(7,473)	(21,703)	(14,145)
Gain on gold sold to pay expenses	5,530	1,628	9,161	3,001
Gain on gold distributed for the redemption of shares	602,018	87,590	728,220	91,347
Total Gain on gold	607,548	89,218	737,381	94,348
EXPENSES
Custody fees	3,297	1,752	5,991	3,290
Trustee fees	499	476	1,003	891
Sponsor fees	6,920	3,544	12,828	6,442
Marketing agent fees	6,920	3,544	12,828	6,442
Other expenses	1,246	308	1,561	865
Total expenses	18,882	9,624	34,211	17,930
Net Gain from Operations	$588,666	$79,594	$703,170	$76,418
Gain per share	$2.84	$0.52	$3.49	$0.53
Weighted average number of shares (000’s)	207,448	151,647	201,263	143,305

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three months ended March 31, 2008 and 2007 and the six months ended March 31, 2008 and 2007.

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2008	Three Months Ended Mar-31 2007	Six Months Ended Mar-31 2008	Six Months Ended Mar-31 2007
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$16,919	$9,101	$30,864	$17,146
Cash expenses paid	(16,919)	(9,101)	(30,864)	(17,146)
(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$2,332,072	$1,149,602	$4,088,389	$2,533,705
Value of gold distributed for redemption of shares - at average cost	$1,253,687	$392,183	$1,599,210	$416,986

(Amount in 000’s of US$)	Three Months Ended Mar-31, 2008	Three Months Ended Mar-31 2007	Six Months Ended Mar-31 2008	Six Months Ended Mar-31 2007
Reconciliation of net Gain/(Loss) to net cash provided by operating activities
Net Gain from Operations	$588,666	$79,594	$703,170	$76,418
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) in gold assets	(827,480)	(676,822)	(2,227,959)	(2,004,233)
(Increase) in gold receivable	(239,517)	(73,122)	(239,517)	(98,339)
Increase in liabilities	1,963	522	3,347	785
Increase/(decrease) in redeemable shares
Creations	2,332,072	1,149,602	4,088,389	2,533,703
Redemptions	(1,855,704)	(479,774)	(2,327,430)	(508,334)
Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

streetTRACKS® GOLD TRUST

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

For the six months ended March 31, 2008 and for the year ended September 30, 2007

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2008	Year Ended Sep-30, 2007
Shareholders’ Deficit - Opening Balance	$(3,163,495)	$(1,243,956)
Net Gain for the period	703,170	313,442
Adjustment of Redeemable Shares to redemption value	(3,697,207)	(2,232,981)
Shareholders’ Deficit - Closing balance	$(6,157,532)	$(3,163,495)

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

The statements of condition at March 31, 2008 and September 30, 2007, and the statements of changes in shareholders’ deficit for the six months ended March 31, 2008 and the year ended September 30, 2007, and the statements of operations and of cash flows for the three and six months ended March 31, 2008 and 2007 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the ‘‘Sponsor’’), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of March 31, 2008 and September 30, 2007:

(Amounts in 000’s of US$)	Mar-31, 2008	Sep-30, 2007
Investment in gold - average cost	$12,872,448	$10,644,489
Unrealized gain on investment in gold	6,157,532	3,163,495
Investment in gold - market value	$19,029,980	$13,807,984

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

2.2.    Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of March 31, 2008 there was $239,517 gold receivable and as of September 30, 2007 there was no gold receivable.

2.3.    Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity/(Deficit). Changes in the shares for the six months ended March 31, 2008 and for the year ended September 30, 2007, are as follows:

(All amounts are in 000’s)	Six Months Ended Mar-31, 2008	Year Ended Sep-30, 2007
Number of Redeemable Shares:
Opening Balance	187,900	125,100
Creations	47,700	92,100
Redemptions	(26,500)	(29,300)
Closing Balance	209,100	187,900

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2008	Year Ended Sep-30, 2007
Redeemable shares:
Opening Balance	$13,803,588	$7,441,489
Creations	4,088,389	6,034,380
Redemptions	(2,327,430)	(1,905,262)
Adjustment to redemption value	3,697,207	2,232,981
Closing Balance	$19,261,754	$13,803,588
Redemption Value per Redeemable Share at Period End	$92.12	$73.46

2.4.    Revenue Recognition Policy

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

2.5.    Income Taxes

The Trust is classified as a ‘‘grantor trust’’ for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will ‘‘flow through’’ to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

3.    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the six months ended March 31, 2008 and for the year ended September 30, 2007:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Six Months Ended Mar-31, 2008	Year Ended Sep-30, 2007
Ounces of Gold:
Opening Balance	18,584.1	12,422.5
Creations (excluding gold receivable at March 31, 2008 - 256.6, and at September 30, 2007 - nil)	4,454.8	9,121.7
Redemptions	(2,616.8)	(2,901.7)
Sales of gold	(36.5)	(58.4)
Closing Balance	20,385.6	18,584.1
Investment in Gold (lower of cost or market):
Opening Balance	$10,644,489	$6,200,226
Creations (excluding gold receivable at March 31, 2008 - $239,517, and at September 30, 2007 - nil)	3,848,871	6,034,380
Redemptions	(1,599,210)	(1,559,060)
Sales of gold	(21,702)	(31,057)
Closing Balance	$12,872,448	$10,644,489

4.    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees

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

Fees are paid to the Trustee, as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4.    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee will charge the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust.

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

Upon the end of the seven year period or the earlier termination of the Marketing Agent Agreement, the fee reduction will expire and the estimated ordinary expenses of the Trust which are payable from

streetTRACKS® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4.    Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees   (continued)

the assets of the Trust each month may be more than they would have been during the period when the fee reduction is in effect, thus reducing the Net Asset Value (‘‘NAV’’) of the Trust more rapidly than if the fee reduction was in effect and adversely affecting the value of the Shares.

For the six months ended March 31, 2008 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $1,272 each. For the year ended September 30, 2007, the comparable reduction in fees was $399,922.

Amounts Payable to Related parties and other accounts payable

(Amounts in 000’s of US$)	Mar-31, 2008	Sep-30, 2007
Payable to Custodian	$(1,188)	$(740)
Payable to Trustee	(170)	(164)
Payable to Sponsor	(2,554)	(1,537)
Payable to Marketing Agent	(2,554)	(1,537)
Accounts Payable to related parties	$(6,466)	$(3,978)

5.    Concentration of Risk

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

6.    Indemnification

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

6.    Indemnification   (continued)

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

7.    Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the interpretation will be effective for the Trust’s fiscal year ending September 30, 2008 and was adopted as of October 1, 2007. The Sponsor has evaluated the effects of the interpretation and it does not have a significant effect on the financial position or results of operations of the Trust.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at March 31, 2008 and September 30, 2007:

(Amounts in 000’s of US$)	Mar-31, 2008	Sep-30, 2007
Investment in gold - average cost	$12,872,448	$10,644,489
Unrealized gain on investment in gold	6,157,532	3,163,495
Investment in gold - market value	$19,029,980	$13,807,984

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and four paragraphs, except per share, are in 000’s of US$)	Three Months Ended Mar-31, 2008	Three Months Ended Mar-31, 2007	Six Months Ended Mar-31, 2008	Six Months Ended Mar-31, 2007
Total Gain on gold	$607,548	$89,218	$737,381	$94,348
Net Gain	$588,666	$79,594	$703,170	$76,418
Gain per share	$2.84	$0.52	$3.49	$0.53
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended March 31, 2008 of $607,548 is made up of a gain of $5,530 on the sale of gold to pay expenses plus a gain of $602,018 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ended March 31, 2007 of $89,218 is made up of a gain of $1,628 on the sale of gold to pay expenses plus a gain of $87,590 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the six months ended March 31, 2008 of $737,381 is made up of a gain of $9,161 on the sale of gold to pay expenses plus a gain of $728,220 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the six months ended March 31, 2007 of $94,348 is made up of a gain of $3,001 on the sale of gold to pay expenses plus a gain of $91,347 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the six months ended March 31, 2008 and for the year ended September 30, 2007.

(All amounts, except per ounce and per share, are in 000’s)	Six months Ended Mar-31, 2008	Year Ended Sep-30, 2007
Ounces of Gold:
Opening Balance	18,584.1	12,422.5
Creations (excluding gold receivable at March 31, 2008 – 256.6 and at September 30, 2007 – nil)	4,454.8	9,121.7
Redemptions	(2,616.8)	(2,901.7)
Sales of gold	(36.5)	(58.4)
Closing Balance	20,385.6	18,584.1
Period end Gold price per ounce - London Fix	$933.50	$743.00
Market value of gold holdings including gold receivable	$19,269,497	$13,807,984
Number of Shares:
Opening Balance	187,900	125,100
Creations	47,700	92,100
Redemptions	(26,500)	(29,300)
Closing Balance	209,100	187,900
Net Asset Value per share:
Creations	$85.71	$65.52
Redemptions	(87.83)	(63.03)
Shares at redemption value to investors at Period End	$19,261,754	$13,803,588
Redemption Value per Redeemable Share at Period End	$92.12	$73.46
Change in Net Asset Value through period end	39.5%	85.5%
% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.040)%	(0.032)%

Results of Operations

In the six months ended March 31, 2008, 47,700,000 shares (477 Baskets) were created in exchange for 4,711,369 ounces of gold including 256,580 ounces of gold receivable, 26,500,000 shares (265 Baskets) were redeemed in exchange for 2,616,782 ounces of gold and 36,480 ounces of gold were sold to pay expenses.

As at March 31, 2008 the amount of gold owned by the Trust was 20,642,203 ounces including gold receivable with a market value of $19,269,496,629 (cost − $13,111,965,214) based on the London PM Fix on March 31, 2008 (in accordance with the Trust Indenture).

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

Cash flow from operations

The Trust had no net cash flow resulting from operations in the three and six months ended March 31, 2008, and 2007. Cash received in respect of gold sold to pay expenses in the three and six months ended March 31, 2008 and 2007 was the same as those expenses, resulting in zero cash balances at March 31, 2008 and 2007.

Cash Resources and Liquidity

At March 31, 2008 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2003 to March 31, 2008, and is based on the London PM Fix.

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through March 31, 2008, based on the London PM Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
November 12, 2004 to December 31, 2004	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00	31 Dec 2004(2)
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50	31 Mar 2005
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10	30 Jun 2005
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25	30 Sep 2005
Three months to December 31, 2005	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00	30 Dec 2005(2)
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00	31 Mar 2006
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50	30 Jun 2006
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	29 Sep 2006
Three months to December 31, 2006	$613.21	$648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70	29 Dec 2006(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	30 Mar 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	29 Jun 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	28 Sep 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	31 Dec 2007(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	31 Mar 2008
November 12, 2004 to March 31, 2005	$443.09	$454.20	Dec 02, 2004	$411.10	Feb 08, 2005	$427.50	31 Mar 2005
Twelve months ended March 31, 2006	$476.55	$584.00	Mar 30, 2006	$414.45	May 31, 2005	$582.00	31 Mar 2006
Twelve months ended March 31, 2007	$628.28	$725.00	May 12, 2006	$560.75	Oct 06, 2006	$661.75	30 Mar 2007
Twelve months ended March 31, 2008	$764.70	$1,011.25	Mar 17, 2008	$642.10	Jun 27, 2007	$933.50	31 Mar 2008
November 12, 2004 to March 31, 2008	$601.33	$1,011.25	Mar 17, 2008	$411.10	Feb 08, 2005	$933.50	31 Mar 2008

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no London PM Fix on the last business day of December 2004, 2005, 2006 and 2007. The London AM Fix on the last business day was $438.00, $513.00, $635.70 and $836.50, respectively. The Net Asset Value of the Trust on December 31, 2004, 2005, 2006 and 2007 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the US authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh all-time high of $1,011.25 on March 17, 2008. Since then, gold has been consolidating on either side of the $900 level. The average for the three months to March 31, 2008, was $924.83.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2008, 2,832 Baskets (283,200,000 Shares) have been created, including 23 Baskets (2,300,000 Shares) issued in connection with the initial public offering of our Shares on November 18, 2004 (Registration No. 333-105202). As of May 7, 2008, 190,400,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for May 7, 2008 was $85.64.

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

WORLD GOLD TRUST SERVICES, LLC Sponsor of the Equity Gold Trust (Registrant)
/s/ James E. Burton James E. Burton Managing Director (principal executive officer)
/s/ James Lowe James Lowe Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Date: May 8, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.