Form 10-Q
period 2008-06-30
SPDR GOLD TRUST
filed 2008-08-11
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32356

SPDR® GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC
(Exact Name of Registrant as Specified in Its Charter)

New York	81-6124035
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o World Gold Trust Services, LLC
424 Madison Avenue, 3rd Floor
New York, New York 10017
(Address of Principal Executive Offices)

(212) 317-3800
(Registrant’s Telephone Number, Including Area Code)

streetTRACKS® GOLD TRUST,
c/o World Gold Trust Services, LLC
444 Madison Avenue, 3rd Floor
New York, NY 10022
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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of August 7, 2008 the Registrant had 215,000,000 shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition
at June 30, 2008 and September 30, 2007

	Jun-30,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2008	2007(1)

ASSETS
Investment in Gold(2)	$13,306,679	$10,644,489
Gold Receivable	476,879	—

Total Assets	$13,783,558	$10,644,489

LIABILITIES
Accounts payable to related parties	$5,346	$3,978
Accounts payable	406	160
Accrued expenses	1,995	258

Total Liabilities	7,747	4,396
Redeemable Shares:
Shares at redemption value to investors(3)	19,258,023	13,803,588
Shareholders’ Deficit	(5,482,212)	(3,163,495)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$13,783,558	$10,644,489

(1)	Derived from audited statement of condition as of September 30, 2007.

(2)	The market value of Investment in Gold at June 30, 2008 is $18,788,891 and at September 30, 2007, is $13,807,984.

(3)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at June 30, 2008 are 210,000,000 and at September 30, 2007, 187,900,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three months ended June 30, 2008 and 2007 and the nine months ended June 30, 2008 and 2007.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Jun-30,	Jun-30,
(Amounts in 000’s of US$, except for share and per share data)	2008	2007	2008	2007

REVENUES
Proceeds from sales of gold	$17,506	$10,282	$48,370	$27,428
Cost of gold sold to pay expenses	(12,512)	(8,188)	(34,215)	(22,333)

Gain on gold sold to pay expenses	4,994	2,094	14,155	5,095
Gain on gold distributed for the redemption of shares	616,014	240,829	1,344,234	332,176

Total Gain on gold	621,008	242,923	1,358,389	337,271

EXPENSES
Custody fees	3,070	1,872	9,061	5,162
Trustee fees	499	497	1,502	1,388
Sponsor fees	6,347	3,811	19,175	10,253
Marketing agent fees	6,347	3,811	19,175	10,253
Other expenses	1,247	311	2,808	1,176

Total expenses	17,510	10,302	51,721	28,232

Net Gain from Operations	$603,498	$232,621	$1,306,668	$309,039

Gain per share	$3.04	$1.49	$6.52	$2.09

Weighted average number of shares (000’s)	198,523	156,214	200,353	147,608

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three months ended June 30, 2008 and 2007 and the nine months ended June 30, 2008 and 2007.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Jun-30,	Jun-30,
(Amounts in 000’s of US$)	2008	2007	2008	2007

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$17,506	$10,282	$48,370	$27,428
Cash expenses paid	(17,506)	(10,282)	(48,370)	(27,428)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	—	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	2,198,516	912,632	6,286,905	3,446,065

Value of gold distributed for redemption of shares - at average cost	1,514,411	1,311,479	3,113,621	1,819,813

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Jun-30,	Jun-30,
(Amount in 000’s of US$)	2008	2007	2008	2007

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain from Operations	$603,498	$232,621	$1,306,668	$309,039
Adjustments to reconcile net income to net cash provided by operating activities
(Increase)/decrease in gold assets	(434,231)	87,451	(2,662,190)	(1,916,782)
(Increase)/decrease in gold receivable	(237,362)	79,025	(476,879)	(19,314)
Increase in liabilities	4	20	3,351	805
Increase/(decrease) in redeemable shares Creations	2,198,516	912,362	6,286,905	3,446,065
Redemptions	(2,130,425)	(1,311,479)	(4,457,855)	(1,819,813)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

For the nine months ended June 30, 2008 and for the year ended September 30, 2007

	Nine Months
	Ended	Year Ended
(Amounts in 000’s of US$)	Jun-30, 2008	Sep-30, 2007

Shareholders’ Deficit - Opening Balance	$(3,163,495)	$(1,243,956)
Net Gain for the period	1,306,668	313,442
Adjustment of Redeemable Shares to redemption value	(3,625,385)	(2,232,981)

Shareholders’ Deficit - Closing balance	$(5,482,212)	$(3,163,495)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 (Date of Inception), under New York law pursuant to a trust indenture. The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

Effective at the opening of trading on May 21, 2008, the names of the Trust and the shares of the Trust were re-named the SPDR® Gold Trust and SPDR® Gold Shares, respectively. The name change reflected a re-branding initiative of State Street Global Markets, LLC, the marketing agent, to consolidate its exchange traded fund offerings under the SPDR® brand.

Effective December 13, 2007, the listing of the SPDR® Gold Trust and the trading of the SPDR® Gold Shares was transferred from the New York Stock Exchange, Inc. (“NYSE”) to its affiliated exchange NYSE Arca, Inc. (“NYSE Arca”), pursuant to the request of NYSE Euronext, Inc. to transfer all exchange traded funds trading on the NYSE to NYSE Arca.

The statements of condition at June 30, 2008 and September 30, 2007, the statements of changes in shareholders’ deficit for the nine months ended June 30, 2008 and the year ended September 30, 2007, and the statements of operations and of cash flows for the three and nine months ended June 30, 2008 and 2007 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Gold is held by HSBC Bank USA, N.A. (the “Custodian”), on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London Fix used to determine the Net Asset Value of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of June 30, 2008 and September 30, 2007:

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2008	2007

Investment in gold - average cost	$13,306,679	$10,644,489
Unrealized gain on investment in gold	5,482,212	3,163,495

Investment in gold - market value	$18,788,891	$13,807,984

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

2.2.  Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of June 30, 2008 there was $476,879 gold receivable and as of September 30, 2007 there was no gold receivable.

2.3.  Creations and Redemptions of Shares

The Trust will create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The Trust issues Shares in Baskets to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed, the amount of which will be based on the combined net asset value of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity/(Deficit). Changes in the shares for the nine months ended June 30, 2008 and for the year ended September 30, 2007, are as follows:

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(All amounts are in 000’s)	2008	2007

Number of Redeemable Shares:
Opening Balance	187,900	125,100
Creations	72,700	92,100
Redemptions	(50,600)	(29,300)

Closing Balance	210,000	187,900

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2008	2007

Redeemable shares:
Opening Balance	$13,803,588	$7,441,489
Creations	6,286,905	6,034,380
Redemptions	(4,457,855)	(1,905,262)
Adjustment to redemption value	3,625,385	2,232,981

Closing Balance	$19,258,023	$13,803,588

Redemption Value per Redeemable Share at Period End	$91.70	$73.46

2.4.  Revenue Recognition Policy

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (formerly the Bank of New York) (the “Trustee”), will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

2.5.  Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

3.	Investment in Gold

The following represents the changes in ounces of gold and the respective values for the nine months ended June 30, 2008 and for the year ended September 30, 2007:

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2008	2007

Ounces of Gold:
Opening Balance	18,584.1	12,422.5
Creations (excluding gold receivable at June 30, 2008 - 512.6, and at September 30, 2007 - nil)	6,663.7	9,121.7
Redemptions	(4,994.1)	(2,901.7)
Sales of gold	(56.0)	(58.4)

Closing Balance	20,197.7	18,584.1

Investment in Gold (lower of cost or market):
Opening Balance	$10,644,489	$6,200,226
Creations (excluding gold receivable at June 30, 2008 - 476,879, and at September 30, 2007 - nil)	5,810,026	6,034,380
Redemptions	(3,113,621)	(1,559,060)
Sales of gold	(34,215)	(31,057)

Closing Balance	$13,306,679	$10,644,489

4.	Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the adjusted net asset value (“ANAV”) of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust.

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

SPDR® GOLD TRUST

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

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the “Marketing Agent”) by the Trustee from the assets of the Trust as compensation for services performed pursuant to the agreement between the Sponsor and the Marketing Agent (the “Marketing Agent Agreement”). The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

For seven years from the date of the Trust Indenture or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $500 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in “Business of the Trust — Trust Expenses” in the 10-K for the fiscal year ended September 30, 2007 and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

Upon the end of the seven year period or the earlier termination of the Marketing Agent Agreement, the fee reduction will expire and the estimated ordinary expenses of the Trust which are payable from the assets of the Trust each month may be more than they would have been during the period when the fee reduction is in effect, thus reducing the Net Asset Value (“NAV”) of the Trust more rapidly than if the fee reduction was in effect and adversely affecting the value of the Shares.

For the nine months ended June 30, 2008 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $220,084 each. For the year ended September 30, 2007, the comparable reduction in fees was $399,922.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4.	Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

Amounts Payable to Related parties and other accounts payable

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2008	2007

Payable to Custodian	$(1,002)	$(740)
Payable to Trustee	(164)	(164)
Payable to Sponsor	(2,090)	(1,537)
Payable to Marketing Agent	(2,090)	(1,537)

Accounts Payable to related parties	$(5,346)	$(3,978)

5.	Concentration of Risk

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

SPDR® GOLD TRUST

7.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the interpretation will be effective for the Trust’s fiscal year ending September 30, 2008 and was adopted as of October 1, 2007. The Sponsor has evaluated the effects of the interpretation and it does not have a significant effect on the financial position or results of operations of the Trust.

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, was issued by the FASB and is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Accordingly, SFAS 157 will be effective for the Trust’s fiscal year ending September 30, 2009 and will be adopted as of October 1, 2008. At this time, the impact to the Trust’s financial statements has not been determined.

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. SPDR® Gold Trust’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

Trust Overview

SPDR® Gold Trust is an investment trust that was formed on November 12, 2004 (Date of Inception). The Trust issues baskets of shares, or Baskets, in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The shares are designed to provide investors with a cost effective and convenient way to invest in gold.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares against the corresponding gold price (per 1/10 of an oz. of gold):

Share & gold price v. NAV from fund inception to June 30, 2008

Valuation of Gold, Definition of Net Asset Value (“NAV”) and Adjusted Net Asset Value (“ANAV”)

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the “Valuation Time”), BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (formerly the Bank of New York), the Trustee, values the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Valuation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Valuation Time, the next most recent

London gold price fix (AM or PM) determined prior to the Valuation Time will be used, unless the Trustee, in consultation with World Gold Trust Services, LLC, the Sponsor, determines that such price is inappropriate as a basis for valuation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London “fix” is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee.

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees to be computed by reference to the value of the ANAV of the Trust or custody fees computed by reference to the value of gold held in the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the fees of the Trustee, the Sponsor and State Street Global Markets, LLC, the Marketing Agent.

To determine the Trust’s NAV, the Trustee subtracts from the ANAV of the Trust the amount of estimated accrued but unpaid fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust (i.e., the fees of the Trustee, the Sponsor, the Marketing Agent and HSBC Bank USA, N.A., the Custodian). The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of shares outstanding as of the close of trading on the NYSE Arca.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at June 30, 2008 and September 30, 2007:

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2008	2007

Investment in gold - average cost	$13,306,679	$10,644,489
Unrealized gain on investment in gold	5,482,212	3,163,495

Investment in gold - market value	$18,788,891	$13,807,984

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

Review of Financial Results

Financial Highlights

	Three Months	Three Months	Nine Months	Nine Months
(All amounts in the following table and four paragraphs,	Ended	Ended	Ended	Ended
except per share, are in 000’s of US$)	Jun-30, 2008	Jun-30, 2007	Jun-30, 2008	Jun-30, 2007

Total Gain on gold	621,008	242,923	1,358,389	337,271
Net Gain	603,498	232,621	1,306,668	309,039
Gain per share	3.04	1.49	6.52	2.09
Net cash flows from operating activities	0	0	0	0

The Trust’s total gain on gold for the three months ended June 30, 2008 of $621,008 is made up of a gain of $4,994 on the sale of gold to pay expenses plus a gain of $616,014 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ended June 30, 2007 of $242,923 is made up of a gain of $2,094 on the sale of gold to pay expenses plus a gain of $240,829 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the nine months ended June 30, 2008 of $1,358,389 is made up of a gain of $14,155 on the sale of gold to pay expenses plus a gain of $1,344,234 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the nine months ended June 30, 2007 of $337,271 is made up of a gain of $5,095 on the sale of gold to pay expenses plus a gain of $332,176 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the nine months ended June 30, 2008 and for the year ended September 30, 2007.

	Nine Months	Year
	Ended	Ended
	Jun-30,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2008	2007

Ounces of Gold:
Opening Balance	18,584.1	12,422.5
Creations (excluding gold receivable at June 30, 2008 – 512.6 and at September 30, 2007 – nil)	6,663.7	9,121.7
Redemptions	(4,994.1)	(2,901.7)
Sales of gold	(56.0)	(58.4)

Closing Balance	20,197.7	18,584.1

Period end Gold price per ounce - London Fix	$930.25	$743.00

Market value of gold holdings including gold receivable	$19,265,770	$13,807,984

Number of Shares:
Opening Balance	187,900	125,100
Creations	72,700	92,100
Redemptions	(50,600)	(29,300)

Closing Balance	210,000	187,900

Net Asset Value per share:
Creations	$86.48	$65.52
Redemptions	(88.10)	(63.03)

Shares at redemption value to investors at Period End	$19,258,023	$13,803,588

Redemption Value per Redeemable Share at Period End	$91.70	$73.46

Change in Net Asset Value through period end	39.5%	85.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.040)%	(0.032)%

Results of Operations

In the nine months ended June 30, 2008, 72,700,000 shares (727 Baskets) were created in exchange for 7,176,391 ounces of gold including 512,635 ounces of gold receivable, 50,600,000 shares (506 Baskets) were redeemed in exchange for 4,994,132 ounces of gold and 56,041 ounces of gold were sold to pay expenses.

As at June 30, 2008 the amount of gold owned by the Trust was 20,710,314 ounces including gold receivable, with a market value of $19,265,769,875 (cost – $13,783,558,663) based on the London PM Fix on June 30, 2008 (in accordance with the Trust Indenture).

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

Cash flow from operations

The Trust had no net cash flow resulting from operations in the three and nine months ended June 30, 2008, and 2007. Cash received in respect of gold sold to pay expenses in the three and nine months ended June 30, 2008 and 2007 was the same as those expenses, resulting in zero cash balances at June 30, 2008 and 2007.

Cash Resources and Liquidity

At June 30, 2008 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2003 to June 30, 2008, and is based on the London PM Fix.

Daily gold price - July 1, 2003 to June 30, 2008

The average, high, low and end-of-period gold prices for the period from the inception of the Trust on November 12, 2004, through June 30, 2008, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

November 12, 2004 to December 31, 2004	$443.59	$454.20	Dec 2, 2004	$434.00	Dec 10, 2004	$438.00	31 Dec 2004(2)
Three months to March 31, 2005	$427.35	$443.70	Mar 11, 2005	$411.10	Feb 8, 2005	$427.50	31 Mar 2005
Three months to June 30, 2005	$427.39	$440.55	Jun 24, 2005	$414.45	May 31, 2005	$437.10	30 Jun 2005
Three months to September 30, 2005	$439.72	$473.25	Sep 30, 2005	$418.35	Jul 15, 2005	$473.25	30 Sep 2005
Three months to December 31, 2005	$484.20	$536.50	Dec 12, 2005	$456.50	Nov 7, 2005	$513.00	30 Dec 2005(2)
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00	31 Mar 2006
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50	30 Jun 2006
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	29 Sep 2006
Three months to December 31, 2006	$613.21	$648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70	29 Dec 2006(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	30 Mar 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	29 Jun 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	28 Sep 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	31 Dec 2007(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	31 Mar 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
November 12, 2004 to June 30, 2005	$430.82	$454.20	Dec 02, 2004	$411.10	Feb 08, 2005	$437.10	Jun 30, 2005
Twelve months ended June 30, 2006	$525.24	$725.00	May 12, 2006	$418.35	Jul 15, 2005	$613.50	Jun 30, 2006
Twelve months ended June 30, 2007	$637.75	$691.40	Apr 20, 2007	$560.75	Oct 06, 2006	$650.50	Jun 29, 2007
Twelve months ended June 30, 2008	$821.06	$1,011.25	Mar 17, 2008	$648.75	Jul 06, 2007	$930.25	Jun 30, 2008
November 12, 2004 to June 30, 2008	$621.61	$1,011.25	Mar 17, 2008	$411.10	Feb 08, 2005	$930.25	Jun 30, 2008

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2004, 2005, 2006 and 2007. The London AM Fix on the last business day was $438.00, $513.00, $635.70 and $836.50, respectively. The Net Asset Value of the Trust on December 31, 2004, 2005, 2006 and 2007 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the US authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh all-time high of $1,011.25 on March 17, 2008. Since then, gold has been consolidating on either side of the $900 level. The average for the three months to June 30, 2008, was $896.29.

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

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2008, 3,082 Baskets (308,200,000 Shares) have been created. As of August 7, 2008, 215,000,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for August 7, 2008 was $85.87.

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  James E. Burton
James E. Burton
Managing Director
(principal executive officer)

/s/  James Lowe
James Lowe
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: August 11, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.