Form 10-K/A
period 2007-09-30
SPDR GOLD TRUST
filed 2008-10-10
CIK 1222333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

On November 23, 2007, the registrant filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The registrant hereby amends the original Annual Report on Form 10-K by filing new exhibits 4.1, 4.3, 10.1, 10.2, 10.4, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11 which are the executed versions of previously filed forms of such exhibits.

This Amendment No. 1 to the Annual Report on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than substituting exhibits 4.1, 4.3, 10.1, 10.2, 10.4, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11 for previously filed forms of such exhibits, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit
No.	Description

4.1	Trust Indenture, dated November 12, 2004.
4.2	Form of Participant Agreement heretofore filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
4.3	Sponsor Payment and Reimbursement Agreement, dated November 12, 2004.
10.1	Allocated Bullion Account Agreement, dated November 12, 2004.
10.2	Unallocated Bullion Account Agreement, dated November 12, 2004.
10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) heretofore filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.4	Depository Agreement, dated November 11, 2004.
10.5	License Agreement heretofore filed as Exhibit 10.5 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.6	Marketing Agent Agreement, dated November 16, 2004.
10.7	WGTS Funding Agreement, dated October 27, 2004.
10.8	WGC/WGTS License Agreement, dated November 16, 2004.
10.9	Marketing Agent License Agreement, dated November 16, 2004.
10.10	Marketing Agent Reimbursement Agreement, dated November 16, 2004.
10.11	Amendment No. 1 dated December 5, 2005 to the Allocated Bullion Account Agreement.
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002*

*	Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the streetTRACKS® Gold Trust
(Registrant)

/s/  James Burton
James Burton
Managing Director
(principal executive officer)

/s/  James Lowe
James Lowe
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: October 10, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.