Form 10-K
period 2008-09-30
SPDR GOLD TRUST
filed 2008-11-25
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32356

SPDR® GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC
(Exact name of registrant as specified in its charter)

New York	81-6124035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o World Gold Trust Services, LLC
424 Madison Avenue, 3rd Floor
New York, New York 10017
(212) 317-3800
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
(Title of each class)	on which registered

SPDR® GOLD Share	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2008 as reported by the NYSE Arca, Inc. on that date: $18,665,535,000

Number of shares of the registrant’s common stock outstanding as of November 21, 2008: 246,600,000

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section which appears in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

i

		Page
PART III		72
Item 10.	Directors and Executive Officers of the Registrant	72
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management	72
Item 13.	Certain Relationships and Related Transactions and Director Independence	72
Item 14.	Principal Accountant Fees and Services	73
PART IV		74
Item 15.	Exhibits and Financial Statement Schedules	74
EX-4.1.2: AMENDMENT NO. 2 TO TRUST INDENTURE
EX-4.2.2: AMENDMENT NO. 2 TO PARTICIPANT AGREEMENTS
EX-10.1.3: AMENDMENT NO. 3 TO ALLOCATED BULLION ACCOUNT AGREEMENT
EX-10.2.2: AMENDMENT NO. 2 TO UNALLOCATED BULLION ACCOUNT AGREEMENT
EX-10.3.1: FORM OF AMENDMENT NO. 1 TO PARTICIPANT UNALLOCATED BULLION ACCOUNT AGREEMENT
EX-10.6.2: AMENDMENT NO. 3 TO MARKETING AGENT AGREEMENT
EX-10.8.1: AMENDMENT NO. 1 TO WGC/WGTS LICENSE AGREEMENT
EX-10.12: SPDR SUBLICENSE AGREEMENT
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-23.2: CONSENT OF CARTER LEDYARD & MILBURN LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

Item 1.	Business

SPDR® Gold Trust, or the Trust, is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture, or the Trust Indenture. World Gold Trust Services, LLC, or WGTS, is the sponsor of the Trust, or the Sponsor. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (formerly The Bank of New York), or BNYM, is the trustee of the Trust, or the Trustee. State Street Global Markets, LLC, or SSGM, is the marketing agent of the Trust, or the Marketing Agent. The Trust holds gold and from time to time and issues SPDR® Gold Shares, or Shares, in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

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

Exchange Traded.  The Shares trade on NYSE Arca, Inc. or NYSE Arca, providing investors with an efficient means to buy, sell, or sell short in order to implement a variety of investment strategies. The Shares are eligible for margin accounts. The Shares are also listed on the Singapore Exchange Securities Trading Limited, the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Tokyo Stock Exchange and the Stock Exchange of Hong Kong.

Transparent.  The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust’s holdings and their value based on current market prices are reported on the Trust’s website each business day.

Operation of the Trust.  The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is not managed like a corporation or an active investment vehicle. The gold held by the Trust will only be sold: (1) on an as-needed basis to pay Trust expenses, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of gold by the Trust is a taxable event to shareholders of the Trust, or Shareholders. See “United States Federal Tax Consequences—Taxation of U.S. Shareholders.” The material terms of the Trust Indenture are discussed under “Description of the Trust Indenture.”

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, or the CEA, as administered by the Commodity Futures Trading Commission, or the CFTC. The Trust is not a commodity pool for purposes of the

CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.

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

The Trustee determines the NAV of the Trust on each day that NYSE Arca is open for regular trading, at the earlier of the afternoon session of the twice daily fix of the price of gold which starts at 3:00 PM London, England time, or the London PM Fix, or 12:00 PM New York time. The London PM Fix is performed in London by the five members of the London Gold Fix. The NAV of the Trust is the aggregate value of the Trust’s assets less its estimated accrued but unpaid liabilities (which include accrued expenses). In determining the Trust’s NAV, the Trustee values the gold held by the Trust based on the London PM Fix price for an ounce of gold. The Trustee also determines the NAV per Share. If on a day when the Trust’s NAV is being calculated the London PM Fix is not available or has not been announced by 12:00 PM New York time, the gold price from the next most recent London fix (AM or PM) will be used, unless the Trustee determines that such price is inappropriate to use.

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

Investors may obtain on a 24-hour basis gold pricing information based on the spot price for an ounce of gold from various financial information service providers. Current spot prices are also generally available with bid/ask spreads from gold bullion dealers. In addition, the Trust’s website provides ongoing pricing information for gold spot prices and the Shares. Market prices for the Shares are available from a variety of sources including brokerage firms, information websites and other information service providers. The NAV of the Trust is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website.

The Trust has no fixed termination date and will terminate upon the occurence of a termination event listed in the Trust Indenture. See “Description of the Trust Indenture—Termination of the Trust.”

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

The doré goes through a series of refining processes to upgrade it to a purity and format that is acceptable in the market place. Refining can take a number of different forms, according to the type of ore being treated. The doré is refined to a purity of 99.5% or higher. The most common international standard of purity is the standard established by the London Good Delivery Standards, described in “Operation of the Gold Bullion Market—The London Bullion Market.”

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

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2008, a publication of GFMS Limited, or GFMS, an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 161,000 tonnes (approximately 5.2 billion ounces) at the end of 2007. These stocks have increased by approximately 2.0% per year on average for the 10 years ending December 2007. When used in this prospectus, “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Existing stocks may be broadly divided into two categories based on the primary reason for the purchase or holding of the gold:

•	Gold purchased or held as a store of value or monetary asset; and

•	Gold purchased or held as a raw material or commodity.

The first category, gold held as a store of value or monetary asset, includes the 31,000 tonnes of gold that is estimated to be owned by the official sector (central banks, other governmental agencies and multi-lateral institutions such as the International Monetary Fund). GFMS estimate that just under 2,000 tonnes of this had already been mobilized into the market and fabricated into gold products. This reduces to 29,000 tonnes (18.0% of the estimated total) the total that could theoretically become available in the unlikely event that all official sector holdings were liquidated. The 26,500 tonnes of gold (16.5% of the estimated total) in the hands of private investors also falls into this first category. As of September 30, 2008, the Trust held 755 tonnes of gold. While much of the gold in this category exists in bullion form and, in theory, could be mobilized and made available to the market, there are currently no indications that a significantly greater amount of gold will be mobilized in the near future than has been mobilized in recent years.

The second category, gold held as a raw material or commodity, includes the 82,700 tonnes of gold (51.4% of the estimated total) that has been manufactured into jewelry. As all gold jewelry exists as fabricated products, the jewelry would need to be remelted and transformed into bullion bars before being mobilized into the market in an acceptable form. While adornment is the primary motivation behind purchases of gold jewelry in the industrialized world, much of the jewelry in the developing world has an additional store of value element, with this jewelry being held, at least in part, as a means of savings. As this jewelry in the developing world tends to be of higher purity, the price of an item of jewelry is more closely correlated with the value of the gold contained in it than is the case in the industrialized world. As a result, this jewelry is more susceptible to recycling. Recycled jewelry, primarily from the developing world, is the largest single component of annual gold scrap supply, which averaged 881 tonnes annually over the last 10 years.

The second category also includes the 19,200 tonnes of gold (11.9% of the estimated total) that has been manufactured or incorporated into industrial products. Similar to jewelry, this gold would need to be recovered from the industrial products and then remelted and recast into bars before it could be mobilized into the market. Small quantities of remelted gold from industrial products come onto the market each year.

Approximately 3,600 tonnes of above-ground stocks (2.2% of the estimated total) is unaccounted for.

World Gold Supply and Demand (1998 – 2007)

The following table sets forth a summary of the world gold supply and demand for the last 10 years. It is based on information reported in the GFMS Gold Survey 2008.

World Gold Supply and Demand, 1998-2007 (tonnes)

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Mine production	2,574	2,602	2,618	2,645	2,618	2,621	2,493	2,548	2,486	2,476
Official sector sales	363	477	479	520	547	620	479	663	370	481
Old gold scrap	1,108	620	619	749	872	985	878	897	1,126	956
Net producer hedging	97	506	(15)	(151)	(412)	(289)	(438)	(92)	(410)	(446)
Total reported supply[1]	4,143	4,205	3,701	3,763	3,625	3,937	3,412	4,016	3,572	3,467

Gold fabrication in carat jewellery	3,169	3,139	3,204	3,008	2,660	2,482	2,613	2,708	2,284	2,401
Gold fabrication in electronics	226	247	283	197	206	233	262	281	308	311
Gold fabrication in other industrial & decorative applications	103	99	99	97	83	81	84	88	91	92
Gold fabrication in dentistry	64	66	69	69	69	67	68	62	61	58
Retail investment	261	359	166	357	339	292	339	386	401	402
Investment in Exchange Traded Funds and related products[2]	0	0	0	0	3	39	133	208	260	251
Total identifiable demand[1]	3,824	3,911	3,821	3,727	3,359	3,194	3,498	3,733	3,405	3,515
Supply less demand[3]	319	294	(120)	36	265	743	(86)	283	167	(48)

(1)	Figures may not add to totals due to independent rounding.

(2)	Including SPDR Gold Shares, Gold Bullion Securities (Jersey), Gold Bullion Securities (Australia), NewGold Gold Debentures, iShares Comex Gold Trust, Central Fund of Canada and Central Gold Trust.

(3)	This is the residual from combining all the other data in the table. The residual results from the fact that there is no reliable methodology for measuring all elements of gold supply and demand. It includes net institutional investment other than that in Exchange Traded Funds and similar products, movements in stocks and other elements together with any residual error.

Source: GFMS Gold Survey 2008

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

Since 1984, the amount of new gold that is mined each year has been substantially lower than the level of physical demand. For example, during the five years from 2003 to 2007, new mine production satisfied on average 73% of total identifiable demand. The shortfall in total supply has been met by additional supplies from existing above-ground stocks, predominantly coming from the recycling of fabricated gold products, official sector sales and, in some years, from net producer hedging.

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

Official sector sales

Historically, central banks have retained gold as a strategic reserve asset. However, since 1989 the official sector has been a net seller of gold to the private sector, supplying an average of 407 tonnes per year from 1989 to 2007. This has resulted in net movements of gold from the official to the private sector. Owing to the prominence given by market commentators to this activity and the size of official sector gold holdings, this sector has been one of the more visible sources of supply.

The first Central Bank Gold Agreement, announced during the International Monetary Fund meetings in Washington, DC on September 26, 1999, was a voluntary agreement among key central banks to clarify their intentions with respect to their gold holdings. The signatories to the agreement were the European Central Bank and 14 other central banks. These institutions agreed not to enter the gold market as sellers except for already decided sales, which were to be achieved through a five year program that limited annual sales to approximately 400 tonnes and total sales over the period to 2,000 tonnes. The signatories further agreed not to expand their use of gold lending and derivatives over the period. The European Central Bank announced in March 2004 that the agreement would be extended for a further five-year period starting on September 27, 2004. The new agreement is similar to the previous agreement, although the ceiling for gold sales is 25% higher. Not all gold sales had been decided at the time the agreement was announced and the Bank of Greece replaced the Bank of England as a signatory to the agreement. The Bank of Slovenia became a signatory in December 2006; the Central Bank of Cyprus and the Central Bank of Malta became signatories in January 2008. The UK Treasury indicated at the time of the announcement of the new agreement that the UK government had no plans to sell gold from its reserves and therefore would not participate in the new agreement. As before, the new agreement will be reviewed after five years.

The following chart shows the reported gold holdings in the official sector at December 31, 2007.

(1)	The Euro Area at the end of 2007 comprised the following countries: Austria, Belgium, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Slovenia, and Spain, plus the European Central Bank.

Source: IMF, International Financial Statistics, April 2008.

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

Sources of Gold Demand

As reported by published statistics, the demand for gold amounted to 2.2% of total above ground stocks in 2007. Demand for gold is driven primarily by demand for jewelry, which is used for adornment and, in much of the developing world, also as an investment. Retail investment and industrial applications represent increasingly important, though relatively small, components of overall demand. Retail investment is measured as customer purchases of bars and coins. Gold bonding wire and gold plated contacts and connectors are the two most frequent uses of gold in industrial applications.

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

Investment in Exchange Traded Funds and related products

This line item represents the annual increase in investment in gold ETFs and related products. The products are listed in the footnote to the table of gold supply and demand in the section captioned “Overview of the Gold Industry—Gold Supply and Demand.” The statistics in the columns under each calendar year are calculated by subtracting the reported total assets invested in the various products at the beginning of the year from the reported total assets invested at the close of the year.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the ten market-making members of the London Bullion Market Association, or LBMA, a trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: the Bank of Nova Scotia—ScotiaMocatta, Barclays Bank PLC, Bear Stearns Forex Inc., Deutsche Bank AG, HSBC Bank USA, National Association, London Branch, Goldman Sachs International, JPMorgan Chase Bank, N.A., Mitsui & Co Precious Metals Inc., London Branch, Royal Bank of Canada Limited, Société Générale and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of 1 kilogram or less. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the eleven market-making members of the LBMA, six offer clearing services. There are an additional 58 full members, plus a number of associate members around the world. The information about LBMA members in this report is as of October 22, 2008. These numbers may change from time to time as new members are added and existing members drop out.

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

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the COMEX division of the New York Mercantile Exchange. This period lasts for approximately four hours each New York business day morning.

The London Bullion Market

Although the market for physical gold is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The term “loco London” gold refers to gold physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

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

Orders are placed either with one of the five fixing members or with another bullion dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a

“trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The gold price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

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

Participants in the U.S. OTC market for gold are generally regulated by the market regulators which regulate their activities in the other markets in which they operate. For example, participating banks are regulated by the banking authorities. In the United States, Congress created the CFTC in 1974 as an independent agency with the mandate to regulate commodity futures and option markets in the United States. The CFTC regulates market participants and has established rules designed to prevent market manipulation, abusive trade practices and fraud. The CFTC requires that any trader holding an open position of more than 200 lots (i.e. 20,000 ounces) in any one contract month on the COMEX division of the New York Mercantile Exchange must declare his or her identity, the nature of his or her business (hedging, speculative, etc.) and the existence and size of his or her positions.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from January 1, 1971 to September 30, 2008, and is based on the London PM Fix.

Daily gold price - January 1, 1971 to September 30, 2008

The following chart illustrates the movements in the price of gold in U.S. dollars per ounce over the five year period from October 1, 2003 to September 30, 2008, and is based on the London PM Fix.

Daily gold price - October 1, 2003 to September 30, 2008

After reaching a 20-year low of $252.80 per ounce at the London PM Fix on July 20, 1999, the gold price gradually increased. The average gold price for 2003 was $363.32 per ounce, the average for 2004 was $409.17 per ounce and the average for 2005 was $444.45 per ounce. During the year 2006, the gold price ranged between a low of $524.75 on January 5, and a high of $725.00 on May 12, with the average for the year being $603.96. For the period January 1, 2007 to September 30, 2007, the gold price traded in a range between $608.40 per ounce (January 10) and $743.00 (September 28), and the average was $665.58. In the first eight months of 2007 the gold price traded in a range between a low of $608.40 on January 10 and a high of $691.40 on April 20; during this period it averaged $660.01. Beginning September 2007 the price started to move upwards. On January 3, 2008 it broke through the previous record of $850.00 per ounce, which was set on January 21, 1980. It rose further to reach a peak of $1,011.25 on March 17, 2008 before falling back and reaching $740.75 on September 11, 2008. For all of 2007, the gold price averaged $696.40 per ounce. For the period from January 1, through September 30, 2008, it averaged $897.15 per ounce. The London PM Fix on September 30, 2008 was $884.50.

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

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the U.S. authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh all-time high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold has traded in a range from the mid-$900s down to the mid-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The average PM Fix for the year to September 30, 2008, was $869.50 per ounce.

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

License Agreement

In connection with the settlement of a lawsuit between the World Gold Council, or WGC, a not-for- profit association registered under Swiss law, WGTS and the Bank of New York, or BNY, concerning the ownership of certain intellectual property related to the Trust and BNY’s contractual entitlement to act as the trustee of the Trust, BNY, now known as BNYM, agreed to serve as the Trustee. In addition, while the WGC and WGTS do not agree that BNY owns any of the intellectual property involved with the Trust, the WGC and WGTS entered into a license agreement with BNY under which BNY granted to the WGC and WGTS a perpetual, world-wide, non-exclusive, non-transferable license under BNY’s patents and patent applications that cover securitized gold products solely for the purpose of establishing, operating and marketing any securitized gold financial product that is sold, sponsored or issued by the WGC or WGTS. Also under the license agreement, the WGC and WGTS granted to BNY a perpetual, world-wide, non-exclusive, non-transferable license under their patents, patent applications and other intellectual property rights solely for the purpose of establishing, operating and marketing financial products involving the securitization of any commodity, including gold.

Trust Expenses

The Trustee sells gold as needed to pay the expenses of the Trust, as described below. The Trust’s estimated ordinary operating expenses have accrued daily and are reflected in the NAV of the Trust. The ordinary operating expenses of the Trust include: (1) fees paid to the Sponsor, (2) fees paid to the Trustee, (3) fees paid to the Custodian, (4) fees paid to the Marketing Agent and other marketing costs and (5) various Trust administration fees, including printing and mailing costs, legal and audit fees, registration fees and listing fees. The Sponsor was responsible for the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees. The Trustee charged no fee and assumed the Trust’s operating expenses (other than extraordinary expenses) for the period from the Trust’s formation through the day the Shares commenced trading. The Trustee and the Sponsor have entered into a separate agreement relating to payment by the Sponsor to the Trustee for this period. These payments were not reimbursable to the Sponsor by the Trust.

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the Adjusted Net Asset Value, or ANAV of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $25,472,166 for its services during the year ended September 30, 2008.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $2,000,000 for its services during the year ended September 30, 2008.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended effective April 1, 2006, or the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $12,306,399 for its services during the year ended September 30, 2008.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $25,472,166 for its services during the year ended September 30, 2008. Other marketing costs in the year ended September 30, 2008 were $2,539,550.

The administration fees of the Trust were $5,316,736 in the year ended September 30, 2008. These fees include the following: (1) SEC registration fees and other regulatory fees of $846,353; (2) legal fees of $1,068,399; (3) audit and quarterly review fees of $263,956; (4) internal and external auditor fees in respect of Sarbanes Oxley compliance of $151,704; (5) printing fees of $402,496; and (6) other costs of $44,277. Investors should be aware that administration fees are likely to increase over time due to increases in the fees of service providers to the Trust.

The Trustee sells gold held by the Trust on an as-needed basis to pay the Trust’s expenses. As a result, the amount of gold sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. Cash held by the Trustee does not bear any interest.

Shareholders do not have the option of choosing to pay their proportionate share of the Trust’s expenses in lieu of having their share of expenses paid by the sale of the Trust’s gold. Each sale of gold by the Trust will be a taxable event to Shareholders. See “United States Federal Tax Consequences—Taxation of U.S. Shareholders.”

Fee Reduction

Until the earlier of November 11, 2011, or until the termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that, based on current expenses, if the gross value of the Trust assets is less than approximately $500 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in “Business of the Trust—Trust Expenses” and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Upon the earlier of November 11, 2011 or the termination of the Marketing Agent Agreement, the fee reduction will expire. See “Risk Factors—When the fee reduction terminates or expires . . .”

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on July 17, 2002. The Sponsor’s office is located at 424 Madison Avenue, 3rd Floor, New York, New York 10017. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the WGC, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor. The WGC’s members funded the ordinary operating expenses of the Sponsor through 2004, including the costs associated with the initial registration of the Shares and the listing of the Shares on the NYSE and the WGC provided $3 million in funding to cover, if necessary, the ordinary expenses of the Sponsor for 2005 and 2006. Since the beginning of calendar year 2007, the ordinary expenses of the Sponsor have been covered by the fees it received from the Trust, based on the gross value of the Trust assets. If the gross value of the Trust assets falls to a level at which the Sponsor’s fees do not cover its ordinary expenses, the WGC, the sole member of the Sponsor, will meet the cost of any shortfall.

The Sponsor’s Role

The Sponsor was responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or such service providers. The Sponsor regularly communicates with the Trustee to monitor the overall performance of the Trust. The Sponsor, with assistance and support from the Trustee, is responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Trust and may from time to time employ legal counsel for the Trust. In accordance with the Trust Indenture, to assist the Sponsor in marketing the Shares the Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent and the Trust. The Sponsor may also from time to time employ other additional or successor marketing agents after such time as when the Marketing Agent Agreement is no longer in effect. The fees and expenses of the Marketing Agent are, and any additional or successor marketing agent will be, paid by the Trustee from the assets of the Trust. See “The Marketing Agent” for more information about the Marketing Agent. The Sponsor maintains a public website on behalf of the Trust, which contains information about the Trust and the Shares, and oversees certain Shareholder services, such as a call center and prospectus fulfillment.

The Sponsor may direct the Trustee, but only as provided in the Trust Indenture. For example, the Sponsor may direct the Trustee to sell the Trust’s gold to pay expenses, to suspend a redemption order or postpone a redemption settlement date or to terminate the Trust if certain criteria are met. The Sponsor anticipates that if the NAV of the Trust is less than $350 million (as adjusted for inflation) at any time that the Sponsor will, in accordance with the Trust Indenture, direct the Trustee to terminate and liquidate the Trust. The Sponsor may remove the Trustee and appoint a successor; (1) if the Trustee commits certain willful bad acts in performing its duties or willfully disregards its duties, (2) if the Trustee acts in bad faith in performing its duties, (3) if the Trustee’s creditworthiness has materially deteriorated or (4) if the Trustee’s negligent acts or omissions have had a material adverse effect on the Trust or the interests of Shareholders and the Trustee has not cured the material adverse effect within a certain period of time and established that the material adverse effect will not recur. The Sponsor will remove the Trustee if the Trustee does not meet the qualifications for a trustee under the Trust Indenture. See “Description of the Trust Indenture—The Trustee—Resignation, discharge or removal of Trustee; successor trustees” for more information.

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

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust. The Sponsor is reimbursed by the Trust for all of its disbursements and expenses incurred in connection with the Trust. If at the end of any month during the period ending on the earlier of November 11, 2011 or upon the termination of the Marketing Agent Agreement the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor’s fee is subject to reduction. See “Business of the Trust—Trust Expenses—Fee Reduction.”

The Trustee

BNYM, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed a Participant Agreement may be obtained from BNYM. A copy of the Trust Indenture is available for inspection at BNYM’s trust office identified above. Under the Trust Indenture, the Trustee is required to maintain capital, surplus and undivided profits of $500 million.

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

The Custodian

HSBC serves as the Custodian of the Trust’s gold. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC’s London custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the U.S. federal banking authorities, HSBC’s London custodian operations are subject to supervision by the FSA.

The global parent company of HSBC is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had over $146 billion in regulatory capital resources as of June 30, 2008.

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

The Marketing Agent

SSGM, a wholly-owned subsidiary of State Street Corporation, acts as the Marketing Agent. The Marketing Agent is a registered broker-dealer with the SEC, and is a member of FINRA, the Municipal Securities Rulemaking Board, the National Futures Association and the Boston Stock Exchange. The Marketing Agent’s office is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

The Marketing Agent’s Role

The Marketing Agent assists the Sponsor in: (1) developing a marketing plan for the Trust on an ongoing basis, (2) preparing marketing materials regarding the Shares, including the content of the Trust’s website, (3) executing the marketing plan for the Trust, (4) incorporating gold into its strategic and tactical exchange-traded fund research, and (5) sublicensing the “SPDR®” trademark.

Under the Marketing Agent Agreement, the Marketing Agent is paid a fee for its services from the assets of the Trust in an amount equal to 0.15% per year of the daily ANAV of the Trust, payable monthly in arrears. If at the end of any month during the period ending seven years from the date of the Trust Indenture or upon the earlier termination of the Marketing Agent Agreement the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Marketing Agent’s fee is subject to reduction. See “Business of the Trust— Trust Expenses—Fee Reduction.”

If the amount expended or allocated by either the Sponsor or the Marketing Agent in any one year period on promoting and marketing the Trust in the U.S. is 25% less than the yearly average of such amount over the preceding two year period and the amount of the shortfall of any such party is not spent during the following 12 month period, the unspent amount will be paid over to the other party who will add such unspent amount to the amount the other party spends during the next 12 month period.

The Marketing Agent Agreement provides that the Marketing Agent and the Sponsor will work together to develop similar and related gold based exchange-traded funds in the U.S. The Marketing Agent Agreement also provides that the Marketing Agent and the Sponsor will jointly negotiate and share equally in any revenue from the development of unlisted trading privileges and dual listing rights relating to the Trust and any similar or related gold based exchange-traded fund, as well as licensing rights to list option contracts and other exchange-traded derivatives that are specific to the Trust and any similar or related gold based exchange-traded fund.

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

However, the Sponsor shall not have such right if, at the time of such election, any competing exchange-traded fund has been listed on an exchange in the U.S. for more than a year and the competing exchange-traded fund is not controlled or sponsored by either of the Sponsor or the Marketing Agent (or its affiliates). Notwithstanding the foregoing, even if the Trust’s average assets under management do not meet either the $1.25 billion, $2.25 billion or $3.0 billion benchmarks described above in the time periods described above, if the percentage growth in the Trust’s assets for the relevant year is equal to or greater than the percentage growth in the assets of any competing exchange-traded fund described in the preceeding sentence for the comparable 12 month period of operations, the Sponsor will not have the right to terminate the Marketing Agent Agreement and remove the Marketing Agent.

License Agreement with the Marketing Agent

In connection with the Marketing Agent Agreement, the Sponsor and the WGC have entered into a license agreement, dated as of November 16, 2004, with the Marketing Agent. Under the license agreement, the Sponsor and the WGC have granted the Marketing Agent, a royalty-free, worldwide, non-exclusive, non-transferable: (i) sublicense under the license agreement among the Sponsor, the WGC and BNY, which is described in “Business of the Trust—License Agreement,” to BNY’s patents and patent applications that cover securitized gold products in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement; and (ii) a license to the Sponsor’s and the WGC’s patents, patent applications and intellectual property and trade name and trademark rights in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement and for the purpose of establishing, operating and marketing financial products involving the securitization of gold.

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

SPDR Sublicense Agreement

The Sponsor, the WGC, the Marketing Agent and State Street Corporation entered into a sublicense agreement, dated May 20, 2008, pursuant to which the Marketing Agent and State Street Corporation granted the Sponsor and the WGC a royalty-free, worldwide, non-exclusive, non-transferable sublicense to use the “SPDR®” trademark (in accordance with the SPDR Trademark License Agreement dated as of November 29, 2006, as amended, between State Street Global Advisors, a division of State Street Bank and Trust Company and Standard & Poors, a division of the McGraw-Hill Companies, Inc.), for the purpose of establishing and operating the Trust, issuing and distributing the Shares, as part of the name of the Shares, and listing the Shares on exchanges.

The sublicense agreement will expire upon the expiration or termination of the earlier of (i) the Marketing Agent Agreement or (ii) the SDPR Trademark License Agreement. Either party may terminate the sublicense agreement prior to such term if the other party materially breaches the license agreement and fails to cure such breach within 30 days following written notice of such breach from the non-breaching party. The sublicense agreement contains customary representations, warranties and covenants. In addition, the Sponsor, the WGC, the Marketing Agent and State Street Corporation have agreed to indemnify each other for breaches of their respective representations, warranties and covenants.

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

Description of Limited Rights

The Shares do not represent a traditional investment and you should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. As a Shareholder, you do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Indenture. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

Redemption of the Shares

The Shares may only be redeemed by or through an Authorized Participant and only in Baskets. See “Creation and Redemption of Shares” for details on the redemption of the Shares.

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

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s London vault. The subcustodians that the Custodian currently uses are the Bank of England and LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian does not have written custody agreements with the subcustodians it selects. The Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust’s gold. See “Risk Factors—The ability of the Trustee or the Custodian to take legal action against subcustodians may be limited...”

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

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day. See “Creation and Redemption of Shares.”

Description of the Custody Agreements

The Allocated Bullion Account Agreement between the Trustee and the Custodian establishes the Trust Allocated Account. The Unallocated Bullion Account Agreement between the Trustee and the Custodian establishes the Trust Unallocated Account. These agreements are sometimes referred to together as the “Custody Agreements” in this report. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Reports

The Custodian provides the Trustee with reports for each business day, no later than the following business day, identifying the movements of gold in and out of the Trust Allocated Account and the credits and debits of gold to the Trust Unallocated Account. The Custodian also provides the Trustee with monthly statements of account for the Trust Allocated Account and the Trust Unallocated Account as of the last business day of each month. The monthly statements contain sufficient information to identify each bar of gold held in the Trust Allocated Account and, if the bar is being held temporarily by a subcustodian pending transport to the Custodian’s London vault, the identity of the subcustodian having custody. Under the Custody Agreements, a “business day” means any day other than a day (1) when NYSE Arca is closed for regular trading or (2), if the transaction requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day.

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

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act, as described in “Plan of Distribution.”

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

Certain Authorized Participants are expected to have the facility to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934, or the Exchange Act, and regulated by FINRA, or will be exempt from being or otherwise will not be required to be so regulated or registered, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Bear Hunter Structured Products LLC, Bear, Stearns & Co. Inc., BMO Capital Markets Corp., CIBC World Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA LLC, RBC Capital Markets Corporation, Scotia Capital (USA) Inc., UBS Securities LLC and Wedbush Morgan Securities Inc. have each signed a Participant Agreement with the Trust and may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

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

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Indenture and the form of Participant Agreement for more detail, each of which is attached as an exhibit to the registration statement of which this prospectus is a part. The form of Participant Unallocated Bullion Account Agreement is attached as an attachment to the form of Participant Agreement which may be obtained from the Trustee. See “Where You Can Find More Information” for information about where you can obtain the registration statement.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day: (1) when NYSE Arca is closed for regular trading or (2), if the order requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day. Purchase orders must be placed by 4:00 PM or the close of regular trading on NYSE Arca, whichever is earlier. The day on which the Trustee receives a valid purchase order is the purchase order date.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account by allocating to the

Trust Allocated Account specific bars of gold from unallocated bars which the Custodian holds or instructing a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian. The Custodian will use commercially reasonable efforts to complete the transfer of gold to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the gold deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process. See “Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets...”

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed by 4:00 PM or the close of regular trading on NYSE Arca, whichever is earlier. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

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

The Custodian transfers the redemption gold amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets...”

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

Suspension or Rejection of Redemption Orders

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date for: (1) any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted; (2) any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable; or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders. None of the Sponsor, the Trustee or the Custodian

will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

The Sponsor

This section summarizes some of the important provisions of the Trust Indenture which apply to the Sponsor. For a general description of the Sponsor’s role concerning the Trust, see “The Sponsor—The Sponsor’s Role.”

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

The Sponsor has agreed to indemnify certain parties against certain liabilities described under “Risk Factors—The Trust’s obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties...” and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has agreed to reimburse such parties, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee, for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

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

The Trustee

This section summarizes some of the important provisions of the Trust Indenture which apply to the Trustee. For a general description of the Trustee’s role concerning the Trust, see “The Trustee—The Trustee’s Role.”

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

Before entering into the Custody Agreements, the Trustee determined that, subject to the limitations and shortcomings that are described under “Risk Factors” and “Custody of the Trust’s Gold,” the Custody Agreements establishing the Trust Allocated Account and Trust Unallocated Account protect the Trust and the interests of the Shareholders.

The Trustee is responsible for monitoring the performance of the Custodian and any successor custodian or additional custodian and for enforcing the obligations of each such custodian as is necessary to protect the Trust and the rights and interests of the Shareholders. In the event that the Trustee determines that the maintenance of gold with a particular custodian is not in the best interests of the Shareholders, the Trustee will so advise the Sponsor and take such reasonable action as the Sponsor will direct, or, if the Sponsor has not given direction within one business day, the Trustee will initiate action to remove the gold from the custody of such custodian or take such other action as the Trustee determines appropriate to safeguard the interests of the Shareholders. However, see “The

Trustee—The Trustee’s Role” for a description of limitations on the ability of the Trustee to monitor the performance of the Custodian. The Trustee shall have no liability for any such action taken at the direction of the Sponsor or, in the absence of such direction, any action taken by it in good faith.

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

Valuation of Gold, Definition of Net Asset Value and Adjusted Net Asset Value

As of the London PM Fix on each day that NYSE Arca is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or Valuation Time, the Trustee values the gold held by the Trust and determine both the ANAV and the NAV of the Trust.

At the Valuation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Valuation Time, the next most recent London gold price fix (AM or PM) determined prior to the Valuation Time is used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London fix is not an appropriate basis for valuation of the Trust’s gold, they shall identify an alternative basis for such valuation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or last prior London gold price fix is not appropriate as a basis for valuation of the Trust’s gold or for any determination as to the alternative basis for such valuation provided that such determination is made in good faith. See “Operation of the Gold Bullion Market—The London Bullion Market” for a description of the London PM Fix.

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

To determine the Trust’s NAV, the Trustee subtracts the amount of estimated accrued but unpaid fees accruing for the evaluation day which are computed by reference to the ANAV of the Trust and to the value of the gold held by the Trust from the ANAV of the Trust. The resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

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

Sponsor’s Fee and Expenses

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and services in connection with maintaining a website for the Trust, including licensing costs, and with the marketing of the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust. The Sponsor is reimbursed from the Trust for all of its disbursements and expenses incurred in connection with the Trust. Until the earlier of November 11, 2011, or until the earlier termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor’s fee is subject to reduction. See “Business of the Trust—Trust Expenses—Fee Reduction.”

Other Expenses

In addition, the following expenses are or may be charged to the Trust:

•	Expenses of custody, deposit or delivery of gold (other than expenses borne by Authorized Participants) and disbursements charged by and indemnification due any Custodian;

•	Fees of the Trustee for extraordinary services;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Amounts for reimbursement in respect of certain claims described under “Risk Factors—The Trust’s obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties . . .”

•	Expenses incurred in contacting Shareholders;

•	Legal and auditing expenses, and the compensation paid to agents properly employed by or on behalf of the Trustee;

•	Fees paid to DTC for custody of the Shares;

•	Federal and state annual fees in keeping the registration of the Shares on a current basis for the issuance of Baskets;

•	Expenses of the Sponsor relating to the printing and distribution of marketing materials describing the Trust and the Shares;

•	Fees and expenses of the Marketing Agent; and

•	Stationery, postage and all other out-of-pocket expenses of the Trust not otherwise stated above incurred by the Trustee, the Sponsor or the Custodian or any additional or successor custodian pursuant to actions permitted or required under the Trust Indenture.

Sales of Gold

The Trustee at the direction of the Sponsor or in its own discretion sells the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee endeavors to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee endeavors to sell at the price established by the London PM Fix. The Trustee places orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. See “United States Federal Tax Consequences—Taxation of U.S. Shareholders” for information on the tax treatment of gold sales.

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

The Securities Depository; Book-Entry-Only System; Global Security

DTC acts as securities depository for the Shares. DTC is a limited-purpose trust company organized under the laws of the State of New York, a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code, and a “clearing agency” registered pursuant to the provisions of section 17A of the Exchange Act. DTC was created to hold securities of DTC Participants and to facilitate the clearance and settlement of transactions in such securities among the DTC Participants through electronic book-entry changes. This eliminates the need for physical movement of securities certificates. DTC Participants include securities brokers and dealers, banks, trust companies, clearing corporations, and certain other organizations, some of whom (and/or their representatives) own DTC. Access to the DTC system is also available to others such as banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly. DTC has agreed to administer its book-entry system in accordance with its rules and by-laws and the requirements of law.

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

The Trustee will terminate and liquidate the Trust if any of the following events occurs:

•	DTC is unwilling or unable to perform its functions under the Trust Indenture and the Sponsor determines that no suitable replacement is available;

•	The Shares are de-listed from NYSE Arca and are not listed for trading on another U.S. national securities exchange or through the Nasdaq Stock Market within five business days from the date the Shares are de-listed;

•	The NAV of the Trust remains less than $50 million for a period of 50 consecutive business days;

•	The Sponsor is unable to perform its duties or becomes bankrupt or insolvent and the Trustee has not appointed a successor and has not itself agreed to act as sponsor of the Trust;

•	The Sponsor resigns and the Trustee has not appointed a successor and has not itself agreed to act as sponsor of the Trust within 60 days from the resignation notification date;

•	The Trustee resigns or is removed and no successor trustee is appointed by the Sponsor within 60 days from the resignation or removal notification date;

•	The Custodian resigns and no successor custodian is employed within 60 days from the resignation notification date;

•	The sale of all of the Trust’s assets;

•	The Trust fails to qualify for treatment, or ceases to be treated, for U.S. federal income tax purposes, as a grantor trust; or

•	The maximum period for which the Trust is allowed to exist under New York law ends.

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

United States Federal Tax Consequences

The following discussion of the material United States federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income, gift and estate tax consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to U.S. federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special United States federal tax counsel to the Sponsor. The discussion below is based on the United States Internal Revenue Code of 1986, as amended, or Code, Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this prospectus and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes;

•	A corporation created or organized in or under the laws of the United States or any political subdivision thereof;

•	An estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

•	A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

A Shareholder that is not a U.S. Shareholder as defined above is generally considered a “Non-U.S. Shareholder” for purposes of this discussion. For United States federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for United States federal income tax purposes, will generally depend upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the United States federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of The Trust

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service, or IRS, on that basis.

Taxation of U.S. Shareholders

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date, at the same price per Share and, except where otherwise noted, that the sole asset of the Trust is gold.

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

As noted above, the foregoing discussion assumes that all of a Shareholder’s Shares were acquired on the same date and at the same price per Share. If a Shareholder owns multiple lots of Shares (i.e., Shares acquired on different dates and/or at different prices), it is uncertain whether the Shareholder may use the “specific identification” rules that apply under Treas. Reg. § 1.1012-1(c) in the case of sales of shares of stock, in determining the amount, and the long-term or short-term character, of any gain or loss recognized by the Shareholder upon the sale of gold by the Trust, upon the sale of any Shares by the Shareholder, or upon the sale by the Shareholder of any gold received by it upon the redemption of any of its Shares. The IRS could take the position that a Shareholder has a blended tax basis and holding period for its pro rata share of the underlying gold in the Trust. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisors as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual U.S. taxpayer are generally the same as those at which ordinary income is taxed.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account, or IRA, or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS to the effect that a purchase of Shares by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of the Shares purchased by it is distributed to the IRA owner or plan participant, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code section 408(d) or Code section 402. See also “ERISA and Related Considerations.”

United States Information Reporting and Backup Withholding for U.S. and Non-U.S. Shareholders

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A U.S. Shareholder may be subject to U.S. backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures.

Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a U.S. person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-U.S. Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of gold. A Non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

Estate and Gift Tax Considerations for Non-U.S. Shareholders

Under the U.S. federal tax law, individuals who are neither citizens nor residents (as determined for estate and gift tax purposes) of the United States are subject to estate tax on all property that has a U.S. “situs.” Shares may well be considered to have a U.S. situs for these purposes. If they are, then Shares would be includible in the U.S. gross estate of a non-resident alien Shareholder. Currently, U.S. estate tax is imposed at rates of up to 45% of the fair market value of the taxable estate. The U.S. estate tax rate is subject to change in future years. In addition, the U.S. federal “generation-skipping transfer tax” may apply in certain circumstances. The estate of a non-resident alien Shareholder who was resident in a country which has an estate tax treaty with the United States may be entitled to benefit from such treaty.

For non-citizens and non-residents of the United States, the U.S. federal gift tax generally applies only to gifts of tangible personal property or real property having a U.S. situs. Tangible personal property (including gold) has a U.S. situs if it is physically located in the United States. Although the matter is not settled, it appears that ownership of Shares should not be considered ownership of the underlying gold for this purpose, even to the extent that gold were held in custody in the United States. Instead, Shares should be considered intangible property, and therefore they should not be subject to U.S. gift tax if transferred during the holder’s lifetime.

Such Shareholders are urged to consult their tax advisors regarding the possible application of U.S. estate, gift and generation-skipping transfer taxes in their particular circumstances.

Taxation in Jurisdictions Other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisors as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended, or ERISA, and/or Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest, (3) the Plan’s funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

The Shares constitute “publicly offered securities” as defined in Department of Labor Regulations § 2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not the Plan’s interest in the underlying gold bullion held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. See also “United States Federal Tax Consequences—Investment by Certain Retirement Plans.”

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

The Shares are designed to mirror as closely as possible the performance of the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia;

•	Global or regional political, economic or financial events and situations;

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates; and

•	Investment and trading activities of hedge funds and commodity funds.

In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the COMEX and NYSE Arca.

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the COMEX division of the New York Mercantile Exchange and NYSE Arca. While the Shares trade on NYSE Arca until 8:00 PM New York time, liquidity in the global gold market may be reduced after the close of the COMEX division of the New York Mercantile Exchange at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

The sale of gold by the Trust to pay expenses will reduce the amount of gold represented by each Share on an ongoing basis irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of gold.

Each outstanding Share represents a fractional, undivided interest in the gold held by the Trust. The Trust does not generate any income and as the Trust regularly sells gold to pay for its ongoing expenses, the amount of gold represented by each Share has gradually declined over time. This is also true with respect to Shares that are issued in exchange for additional deposits of gold into the Trust, as the amount of gold required to create Shares proportionately reflects the amount of gold represented by the Shares outstanding at the time of creation. Assuming a constant gold price, the trading price of the Shares is expected to gradually decline relative to the price of gold as the amount of gold represented by the Shares gradually declines.

Investors should be aware that the gradual decline in the amount of gold represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold. The estimated ordinary operating expenses of the Trust, which accrue daily commencing after the first day of trading of the Shares, are described in “Business of the Trust—Trust Expenses” and “Description of the Trust Indenture—Expenses of the Trust.”

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

The possibility of large-scale distress sales of gold in times of crisis may have a negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 1998 Asian financial crisis resulted in significant sales of gold by individuals which depressed the price of gold. Crises in the future may impair gold’s price performance which would, in turn, adversely affect an investment in the Shares.

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

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when gold prices are lower than the gold prices at the time when Shareholders purchased their Shares. In such a case, when the Trust’s gold is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if gold prices were higher at the time of sale. See “Description of the Trust Indenture—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the Shareholders.

Redemption orders are subject to postponement, suspension or rejection by the Trustee under certain circumstances.

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which the delivery, disposal or evaluation of gold is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders. In addition, the Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption distribution if the price of the Shares declines during the period of the delay. See “Creation and Redemption of Shares—Redemption Procedures—Suspension or rejection of redemption orders.” Under the Trust Indenture, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such suspension or postponement.

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and will not receive dividends). See “Description of the Shares” for a description of the limited rights of holders of Shares.

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

Substantial sales of gold by the official sector could adversely affect an investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. A number of central banks have sold portions of their gold over the past 10 years, with the result that the official sector, taken as a whole, has been a net supplier to the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the Central Bank Gold Agreement, under which 18 of the world’s major central banks (including the European Central Bank) agree to limit the level of their gold sales and lending to the market. See “Overview of the Gold Industry—Sources of Gold Supply” and “Analysis of Historical Movements in the Price of Gold” for more details. It is possible that the agreement may not be renewed when it expires in September 2009. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

When the seven year fee reduction period terminates or expires, the estimated ordinary expenses payable by the Trust may increase, thus reducing the NAV of the Trust more rapidly and adversely affecting an investment in the Shares.

Until the earlier of November 11, 2011, or until the termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that, based on the Trust’s current level of expenses, if the gross value of the Trust’s assets is less than approximately $500 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in “Business of the Trust—Trust Expenses” and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

Upon the earlier of November 11, 2011 or the termination of the Marketing Agent Agreement, the fee reduction will expire and the estimated ordinary expenses of the Trust which are payable from the assets of the Trust each month may be more than they would have been during the period when the fee reduction is in effect, thus reducing the NAV of the Trust more rapidly than if the fee reduction was in effect and adversely affecting the value of the Shares.

The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business of the Trust—Trust Expenses” and “Description of the Trust Indenture—Expenses of the Trust.” For details on the calculation of the ANAV of the Trust, see “Description of the Trust Indenture—Valuation of Gold, Definition of Net Asset Value and Adjusted Net Asset Value.”

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

Neither the Trustee nor the Custodian independently confirms the fineness of the gold allocated to the Trust in connection with the creation of a Basket. The gold bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for gold bars delivered in settlement of a gold trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such gold, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss. The London Good Delivery Standards are described in “Overview of the Gold Industry—Operation of the Gold Bullion Market—The London Bullion Market.” The Custodian’s responsibility for the allocation to the Trust of gold meeting LBMA standards is described in “Description of the Custody Agreements—Transfers from the Trust Unallocated Account.”

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may temporarily hold the Trust’s gold until transported to the Custodian’s London vault, failure by the subcustodians to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

Under the Allocated Bullion Account Agreement, the Custodian has agreed that it will hold all of the Trust’s gold in its own London vault premises except when the gold has been allocated in a vault other than the Custodian’s London vault premises, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold to the Custodian’s London vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of the Trust’s gold will be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian. The Allocated Bullion Account Agreement is described in “Description of the Custody Agreements.”

The subcustodians which the Custodian currently uses are the Bank of England, Brinks Ltd., Via Mat International and LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Bullion Account Agreement to use reasonable care in appointing its subcustodians but otherwise has no other responsibility in relation to the subcustodians appointed by it. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. See “Custody of the Trust’s Gold” for more information about subcustodians that may hold the Trust’s gold.

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

If any subcustodian which holds gold on a temporary basis does not exercise due care in the safekeeping of the Trust’s gold, the ability of the Trustee or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold the Trust’s gold and the Trustee or the Custodian, as the case may be. If the Trustee’s or the Custodian’s recourse against the subcustodian is so limited, the Trust may not be adequately compensated for the loss. For more information on the Trustee’s and the Custodian’s ability to seek recovery against subcustodians and the subcustodian’s duty to safekeep the Trust’s gold, see “Custody of the Trust’s Gold.”

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

The Sponsor has agreed to indemnify the Marketing Agent and UBS Securities LLC, as Purchaser in the Trust’s initial public offering of 2,300,000 Shares (Purchaser), their partners, directors and officers, and any person who controls the Purchaser or the Marketing Agent, and their respective successors and assigns, against any loss, damage, expense, liability or claim that may be incurred by the Purchaser and the Marketing Agent in connection with (1) any untrue statement or alleged untrue statement of a material fact contained in the registration statement of which this report forms a part (including this report, any preliminary prospectus, any prospectus supplement and any exhibits thereto) or any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, (2) any untrue statement or alleged untrue statement of a material fact made by the Sponsor with respect to any representations and warranties or any covenants under (A) the distribution agreement between the Sponsor and the Purchaser, dated November 16, 2004 or (B) the Marketing Agent Agreement, or failure of the Sponsor to perform any agreement or covenant therein, (3) any untrue statement or alleged untrue statement of a material fact contained in any materials used in connection with the marketing of the Shares, (4) circumstances surrounding the third party allegations relating to patent and contract disputes as described in “Risk Factors—Competing claims over ownership of intellectual property rights related to the Trust could adversely affect the Trust and an Investment in the Shares,” “Business of the Trust—License Agreement” and “Legal Proceedings,” or (5) the Marketing Agent’s performance of its duties under the Marketing Agent Agreement, and to contribute to payments that the Purchaser or the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor under the preceding sentence and the Purchaser for indemnification and contribution amounts due from the Sponsor in respect of the items identified in subsections (1), (2), (3) and (4) of the preceding sentence to the extent the Sponsor has not paid such amounts directly when due. Under the Participant Agreement, the Sponsor also has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act of 1933, as amended (Securities Act) and to contribute to payments that the Authorized Participants may be required to make in respect of such liabilities. The Trustee has agreed to reimburse the Authorized Participants, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. In the event the Trust is required to pay any such amounts, the Trustee would be required to sell assets of the Trust to cover the amount of any such payment and the NAV of the Trust would be reduced accordingly, thus adversely affecting an investment in the Shares.

Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor shall also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement, the Marketing Agent Agreement or any Participant Agreement insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. See “Description of the Trust Indenture—The Sponsor—Liability of the Sponsor and indemnification.” For information about when the Trust’s assets may be used to indemnify (1) the Trustee, see “Description of the Trust Indenture,” and (2) the Custodian, see “Description of the Custody Agreements.”

Competing claims over ownership of intellectual property rights related to the Trust could adversely affect the Trust and an investment in the Shares.

While the Sponsor believes that all intellectual property rights needed to operate the Trust are owned by or licensed to the Sponsor or the WGC or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Trust. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Trust and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Trust. See “Legal Proceedings.”

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Not applicable.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares are listed on NYSE Arca under the symbol “GLD” since December 13, 2007, after a transfer from the New York Stock Exchange, or NYSE, where the Shares were listed since its initial public offering on November 18, 2004. The Shares have traded on the Mexican Stock Exchange (Bolsa Mexicana de Valores) since August 10, 2006, on the Singapore Exchange Securities Trading Limited since October 11, 2006, on the Tokyo Stock Exchange since June 30, 2008 and the Stock Exchange of Hong Kong since July 31, 2008.

The following table sets forth the range of reported high and low closing prices of the Shares as reported for NYSE Arca and NYSE transactions for the fiscal years ended September 30, 2008 and 2007.

	High	Low

Fiscal Year Ended September 30, 2008:
Quarter Ended
December 31, 2007	$82.94	$71.90
March 31, 2008	$99.22	$84.75
June 30, 2008	$93.26	$83.97
September 30, 2008	$96.18	$73.13

	High	Low

Fiscal Year Ended September 30, 2007:
Quarter Ended
December 31, 2006	$64.39	$56.37
March 31, 2007	68.10	$60.17
June 30, 2007	$68.70	$63.62
September 30, 2007	$73.51	$64.42

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

May 2008	$91.96	$83.97
June 2008	$91.40	$85.54
July 2008	$96.18	$89.52
August 2008	$89.57	$77.63
September 2008	$89.60	$73.13
October 2008	$89.90	$70.65
November 2008 (through November 18, 2008)	$75.45	$70.00

Issuer Purchase of Equity Securities

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 885 Baskets (88,500,000 Shares) during the year ended September 30, 2008 and 293 Baskets (29,300,000 Shares) during the year ended September 30, 2007.

From the inception of the Trust through September 30, 2008, the Trust redeemed 1,361 Baskets (136,100,000 Shares).

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

				Nov 12, 2004
				(Date of
				Inception)
	Year ended	Year ended	Year ended	through
(Amounts in 000’s of US$)	Sept 30, 2008	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005

Total gain on gold	$2,036,135	$353,110	$159,338	$1,831
Net Gain/(Loss)	1,965,562	313,442	135,210	(5,965)
Net cash flows from operating activities	$0	$0	$0	$0

Statements of Operation Data:

				Nov 12, 2004
				(Date of
				Inception)
	Year ended	Year ended	Year ended	through
(Amounts, except per share, are in 000’s of US$)	Sept 30, 2008	Sept 30, 2007	Sep-30, 2006	Sept 30, 2005

REVENUES
Proceeds from sales of gold	$68,188	$37,965	$22,551	$6,680
Cost of gold sold to pay expenses	(50,202)	(31,057)	(18,213)	(6,737)

Gain/(Loss) on gold sold to pay expenses	17,986	6,908	4,338	(57)
Gain on gold distributed for the redemption of shares	2,018,149	346,202	155,000	3,679
Diminution in value of investment in gold	—	—	—	(1,791)

Total Gain on gold	2,036,135	353,110	159,338	1,831

EXPENSES
Custody fees	12,307	7,202	5,146	1,952
Trustee fees	2,000	1,891	1,206	444
Sponsor fees	25,472	14,476	8,286	2,225
Marketing agent fees	25,472	14,476	8,286	2,225
Other expenses	5,322	1,623	1,204	950

Total expenses	70,573	39,668	24,128	7,796

Net Gain/(Loss)	$1,965,562	$313,442	$135,210	$(5,965)

Net Gain/(Loss) per share	$9.60	$2.05	$1.30	$(0.11)

Weighted average number of shares	204,762	152,872	104,262	52,130

Statements of Condition Data:

	Sep-30,	Sep-30,
(Amounts in 000’s of US$, except for share data)	2008	2007

ASSETS
Investment in Gold, at cost(1)	$16,878,554	$10,644,489
Gold Receivables	897,184	—

Total Assets	$17,775,738	$10,644,489

LIABILITIES
Total Liabilities	$6,782	$4,396
Commitments and Contingencies	—	—

Redeemable Shares:
Shares at redemption value to investors(2)	21,471,084	13,803,588

Shareholders’ Deficit	(3,702,128)	(3,163,495)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$17,775,738	$10,644,489

(1)	The Market value of Investments in Gold was $20,580,682 at September 30, 2008 and $13,807,984 at September 30, 2007.

(2)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 246,500,000 at September 30, 2008; and 187,900,000 at September 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Daily gold price - October 1, 2003 to September 30, 2008

Valuation of Gold, Definition of Net Asset Value and Adjusted Net Asset Value

As of the London PM Fix on each day that NYSE Arca is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or the Valuation Time, the Trustee values the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Valuation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Valuation Time, the next most recent London gold price fix (AM or PM) determined prior to the Valuation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London “fix” is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee.

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

To determine the Trust’s NAV, the Trustee subtracts from the ANAV of the Trust the amount of estimated accrued but unpaid fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust (i.e. the fees of the Trustee, the Sponsor, the Marketing Agent and the Custodian). The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of shares outstanding as of the close of trading on NYSE Arca.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at September 30, 2008 and 2007:

	Sep-30,	Sep-30,
(Amount in 000’s of US$)	2008	2007

Investment in gold – average cost	$16,878,554	$10,644,489
Unrealized gain on investment in gold	$3,702,128	$3,163,495

Gold holdings – market value	$20,580,682	$13,807,984

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

Review of Financial Results

Financial Highlights	For the	For the	For the
(All amounts in the following table and the subsequent paragraph, except	year ended	year ended	year ended
per share, are in 000’s of US$)	Sept 30, 2008	Sept 30, 2007	Sept 30, 2006

Total gain on gold	$2,036,135	$353,110	$159,338
Net Gain	$1,965,562	$313,442	$135,210
Net cash flows from operating activities	$0	$0	$0

The Trust’s gain on gold for the year ended September 30, 2008 is made up of a gain of $2,018,149 (for the year ended September 30, 2007 a gain of $346,202; for the year ended September 30, 2006 a gain of $155,000) on gold distributed on the redemption of shares plus a gain of $17,986 (for the year ended September 30, 2007 a gain of $6,908; for the year ended September 30, 2006 a gain of $4,338) on the sale of gold to pay expenses.

Selected Supplemental Data

	Sept-30	Sept-30	Sept-30,
(All amounts, except per ounce and per share, are in 000’s)	2008	2007	2006

Ounces of Gold:
Opening Balance	18,584.1	12,422.5	6,669.3
Creations (excluding gold receivable at September 30, 2008 - 1,014.3 and at September 30, 2007 and 2006 - nil)	13,491.8	9,121.7	6,805.2
Redemptions	(8,728.6)	(2,901.7)	(1,013.6)
Sales of gold	(79.1)	(58.4)	(38.4)

Closing Balance	23,268.2	18,584.1	12,422.5

Gold price per ounce – London PM fix	884.50	743.00	$599.25

Market value of gold holdings	20,580,682	13,807,984	$7,444,182

Number of Shares:
Opening Balance	187,900	125,100	66,900
Creations	147,100	92,100	68,400
Redemptions	(88,500)	(29,300)	(10,200)

Closing Balance	246,500	187,900	125,100

Net Asset Value per share:
Creations	87.72	65.52	$55.56
Redemptions	87.46	(65.03)	$(63.48)
Net Gain/(Loss) for the period	9.60	2.05	$1.30
At Period End	87.10	73.46	$59.48

Shares at redemption value to investors at Period End	21,471,084	13,803,588	$7,441,489

Change in Redemption Value over the period	55.5%	85.5%	135.9%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.032)%	(0.032)%	(0.036)%

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2008 an additional 147,100,000 shares in 1,471 Baskets (2007 - 92,100,000 shares (921 Baskets), 2006 - 68,400,000 shares (684 Baskets)) were created in exchange for 14,506,126 ounces of gold including 1,014,341 ounces of gold receivable (2007 - 9,121,736 oz, 2006 - 6,805,286 oz) and 88,500,000 shares (885 Baskets) (2007 - 29,300,000 shares (293 Baskets), 2006 - 10,200,000 shares (102 Baskets)) were redeemed in exchange for 8,728,604 ounces of gold (2007 - 2,901,748 oz, 2006 - 1,013,631 oz)) and 79,124 ounces of gold (2007 - 58,390 oz, 2006 - 38,409 oz) were sold to pay expenses.

At September 30, 2008, the amount of gold owned by the Trust was 24,282,494 ounces including gold receivable (2007 - 18,584,096 oz, 2006 - 12,422,497 oz) with a market value of $21,477,865,938 (2007 - $13,807,983,397, 2006 - $7,444,181,626), based on that day’s PM Fix (in accordance with the Trust Indenture), with a cost of $17,775,738,533 (2007 - $10,644,489,575, 2006 - $6,200,226,450).

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2008, 2007 and 2006. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2008, 2007 and 2006 was the same as those expenses, resulting in a zero cash balance at September 30, 2008, 2007 and 2006.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2008 and 2007 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the five years from October 1, 2003 to September 30, 2008, and is based on the London PM Fix.

Daily gold price - October 1, 2003 to September 30, 2008

During the year between October 1, 2007, and September 30, 2008, the gold price based on the London PM Fix traded between $725.50 per ounce (October 4, 2007) and $1,011.25 (March 17, 2008), and the average was $869.50.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2006, 2007 and 2008, and for the period from the inception of the Trust until September 30, 2008, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to December 31, 2005	$484.97	$536.50	Dec 12, 2005	$456.50	Nov 07, 2005	$513.00	Dec 30, 2005	(2)
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 05, 2006	$582.00	Mar 31, 2006
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50	Jun 30, 2006
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	Sep 29, 2006
Three months to December 31, 2006	$613.67	$648.75	Dec 01, 2006	$560.75	Oct 06, 2006	$635.70	Dec 29, 2006	(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	Mar 30, 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	Jun 29, 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	Sep 28, 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007	(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008

Twelve months ended September 30, 2006	$572.29	$725.00	May 12, 2006	$456.50	Nov 07, 2005	$599.25	Sep 29, 2006
Twelve months ended September 30, 2007	$652.60	$743.00	Sep 28, 2007	$560.75	Oct 06, 2006	$743.00	Sep 28, 2007
Twelve months ended September 30, 2008	$869.50	$1,011.25	Mar 17, 2008	$725.50	Oct 04, 2007	$884.50	Sep 30, 2008

November 12, 2004 (the inception of the Trust) to September 30, 2008	$638.18	$1,011.25	Mar 17, 2008	$411.10	Feb 08, 2005	$884.50	Sep 30, 2008

(1)	The end of period gold price is the London PM fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on December 31, 2005, 2006 and 2007. The London AM Fix on that date was $513.00, 635.70 and 836.50, respectively. The Net Asset Value of the Trust on December 31, 2005, 2006 and 2007 was calculated using the London AM Fix, in accordance with the Trust Indenture.

Quarterly Information

Fiscal Period Ended September 30, 2008

(All amounts except per share	Three Months Ended				Year to
are in 000’s of US$)	Dec-31, 2007	Mar-31, 2008	Jun-30, 2008	Sep-30, 2008	Sep-30, 2008

REVENUES
Proceeds from sales of gold	$13,945	$16,919	$17,506	$19,818	$68,188
Cost of gold sold to pay expenses	(10,314)	(11,389)	(12,512)	(15,987)	(50,202)

Gain on gold sold to pay expenses	3,631	5,530	4,994	3,831	17,986
Gain on gold distributed for the redemption of shares	126,202	602,018	616,014	673,915	2,018,149
Diminution in value of investment in gold	—	—	—	—	—

Total Gain on gold	129,833	607,548	621,008	677,746	2,036,135

EXPENSES
Custody fees	2,694	3,297	3,070	3,246	12,307
Trustee fees	504	499	499	498	2,000
Sponsor fees	5,908	6,920	6,347	6,297	25,472
Marketing agent fees	5,908	6,920	6,347	6,297	25,472
Other expenses	315	1,246	1,247	2,514	5,322

Total expenses	15,329	18,882	17,510	18,852	70,573

Net Gain	$114,504	$588,666	$603,498	$658,894	$1,965,562

Net Gain per share	$0.59	$2.84	$3.04	$3.02	$9.60

Weighted average number of shares	195,146	207,448	198,523	217,893	204,762

Fiscal Year Ended September 30, 2007

(All amounts except per share	Three Months Ended				Year to
are in 000’s of US$)	Dec-31, 2006	Mar-31, 2007	Jun-30, 2007	Sep-30, 2007	Sep-30, 2007

REVENUES
Proceeds from sales of gold	$8,045	$9,101	$10,282	$10,537	$37,965
Cost of gold sold to pay expenses	(6,672)	7,473	(8,188)	(8,724)	(31,057)

Gain on gold sold to pay expenses	1,373	1,628	2,094	1,813	6,908
Gain on gold distributed for the redemption of shares	3,757	87,590	240,829	14,026	346,202
Diminution in value of investment in gold	—	—	—	—	—

Total Gain on gold	5,130	89,218	242,923	15,839	353,110

EXPENSES
Custody fees	1,538	1,752	1,872	2,040	7,202
Trustee fees	415	476	497	503	1,891
Sponsor fees	2,898	3,544	3,811	4,223	14,476
Marketing agent fees	2,898	3,544	3,811	4,223	14,476
Other expenses	557	308	311	447	1,623

Total expenses	8,306	9,624	10,302	11,436	39,668

Net Gain/(Loss)	$(3,176)	$79,594	$232,621	$4,403	$313,442

Net Gain/(Loss) per share	$(0.02)	$0.52	$1.49	$0.03	$2.05

Weighted average number of shares	135,146	151,647	156,214	168,491	152,872

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2008.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Managing Director (principal executive officer) and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor’s parent, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Managing Director and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Managing Director and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2008, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Managing Director and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2008. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Managing Director and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2008.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2008.

November 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited the internal control over financial reporting of SPDR® Gold Trust (the “Trust”) as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Sponsor’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended September 30, 2008 and our report dated November 21, 2008 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

New York, New York
November 21, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Not applicable.

Item 11.	Executive Compensation

During the two years ended September 30, 2008 and 2007 the Trustee, Custodian, Sponsor, and the Marketing Agent received total remuneration as follows:

	Years Ended September 30
Recipient	2008	2007

Custodian	$12,306,399	$7,202,111
Trustee	2,000,000	1,891,235
Sponsor	25,472,166	14,475,439
Marketing Agent	25,472,166	14,475,439

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of September 30, 2008, information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Trust:

Amount and
Nature of
	Beneficial	Percent of
Name and Address	Ownership	Class

None	—	—

(b)	Security Ownership of Management. The Trustee does not beneficially own any of the Trust shares. In various fiduciary capacities, The Bank of New York Mellon owned as of September 30, 2008, an aggregate of 29,346,154 shares with no right to vote any of these shares, nor did it share the right to vote any of these shares. The Bank of New York Mellon disclaims any beneficial interests in these shares.

(c)	Change In Control. Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Directors and Executive Officers

Not applicable.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee, Custodian, Sponsor and Marketing Agent, for the year ended September 30, 2008.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by Deloitte & Touche LLP for the two years ended September 30, 2008 and 2007 were:

	Years Ended September 30
	2008	2007

Audit Fees	$352,000	$294,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$352,000	$294,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor of the Trust.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit
No.	Description

4.1	Trust Indenture dated November 12, 2004, heretofore filed as Exhibit 4.1 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
4.1.1	Amendment No. 1 to Trust Indenture, heretofore filed as Exhibit 4.1 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
4.1.2	Amendment No. 2 to Trust Indenture, dated May 20, 2008.
4.2	Form of Participant Agreement heretofore filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
4.2.1	Amendment No. 1 to Participant Agreements, heretofore filed as Exhibit 4.2 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
4.2.2	Amendment No. 2 to Participant Agreements, dated May 20, 2008.
4.3	Sponsor Payment and Reimbursement Agreement, dated November 12, 2004, heretofore filed as Exhibit 4.3 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.1	Allocated Bullion Account Agreement, dated November 12, 2004, heretofore filed as Exhibit 10.1 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.1.2	Amendment No. 2 to Allocated Bullion Account Agreement, heretofore filed as Exhibit 10.1 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.1.3	Amendment No. 3 to Allocated Bullion Account Agreement, dated May 20, 2008
10.2	Unallocated Bullion Account Agreement, dated November 12, 2004, heretofore filed as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.2.1	Amendment No. 1 to Unallocated Bullion Account Agreement, heretofore filed as Exhibit 10.2 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.2.2	Amendment No. 2 to Unallocated Bullion Account Agreement, dated May 20, 2008.
10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) heretofore filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.3.1	Form of Amendment No. 1 to Participant Unallocated Bullion Account Agreement, dated November 26, 2007.
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement, heretofore filed as Exhibit 10.3.1 to the Trust’s Registration Statement on Form S-3, File No. 333-151056, filed on May 20, 2008, and incorporated herein by reference.

Exhibit
No.	Description

10.4	Depository Agreement, dated November 11, 2004, heretofore filed as Exhibit 10.4 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.5	License Agreement heretofore filed as Exhibit 10.5 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
10.6	Marketing Agent Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.6 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.6.1	Amendment No. 2 to Marketing Agent Agreement, heretofore filed as Exhibit 10.6 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.6.2	Amendment No. 3 to Marketing Agent Agreement, dated May 20, 2008.
10.7	WGTS Funding Agreement, dated October 27, 2004, heretofore filed as Exhibit 10.7 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.8	WGC/WGTS License Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.8 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement, dated May 20, 2008.
10.10	Marketing Agent Reimbursement Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.10 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.11	Amendment No. 1 dated December 5, 2005 to the Allocated Bullion Account Agreement, heretofore filed as Exhibit 10.11 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.12	SPDR Sublicense Agreement, dated May 20, 2008.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Carter Ledyard & Milburn LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited the accompanying statements of condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2008 and 2007, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2008 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

New York, New York
November 21, 2008

SPDR® GOLD TRUST

Statements of Condition

at September 30, 2008 and 2007

	Sep-30,	Sep-30,
(Amounts in 000’s of US$ except for Share data)	2008	2007

ASSETS
Investment in Gold, at cost(1)	$16,878,554	$10,644,489

Gold Receivable	897,184	—

Total Assets	$17,775,738	$10,644,489

LIABILITIES
Accounts payable to related parties	$4,179	$3,978
Accounts payable	2,256	160
Accrued expenses	347	258

Total Liabilities	6,782	4,396

Commitments and Contingencies	—	—

Redeemable Shares:
Shares at redemption value to investors(2)	21,471,084	13,803,588

Shareholders’ Deficit	(3,702,128)	(3,163,495)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$17,775,738	$10,644,489

(1)	The market value of Investments in Gold at September 30, 2008 is $20,580,682 and at September 30, 2007 is $13,807,984.

(2)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at September 30, 2008 246,500,000 and at September 30, 2007 187,900,000.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2008, 2007 and 2006

	Year ended	Year ended	Year ended
(All amounts except per share in 000’s of US$)	Sep-30, 2008	Sep-30, 2007	Sep-30, 2006

REVENUES
Proceeds from sales of gold	$68,188	$37,965	$22,551
Cost of gold sold to pay expenses	(50,202)	(31,057)	(18,213)

Gain on gold sold to pay expenses	17,986	6,908	4,338
Gain on gold distributed for the redemption of shares	2,018,149	346,202	155,000
Diminution in value of investment in gold	—	—	—

Total Gain on gold	2,036,135	353,110	159,338

EXPENSES
Custody fees	12,307	7,202	5,146
Trustee fees	2,000	1,891	1,206
Sponsor fees	25,472	14,476	8,286
Marketing agent fees	25,472	14,476	8,286
Other expenses	5,322	1,623	1,204

Total expenses	70,573	39,668	24,128

Net Gain	$1,965,562	$313,442	$135,210

Net Gain per share	$9.60	$2.05	$1.30

Weighted average number of shares	204,762	152,872	104,262

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flow

For the years ended September 30, 2008, 2007 and 2006

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sep-30, 2008	Sep-30, 2007	Sep-30, 2006

INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$68,188	$37,965	$22,551
Cash expenses paid	(68,188)	(37,965)	(22,551)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares	$12,903,805	$6,034,380	$3,800,308

Value of gold distributed for redemption of shares – at average cost	$5,722,355	$1,559,060	$492,482

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sep-30, 2008	Sep-30, 2007	Sep-30, 2006

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Gain	$1,965,562	$313,442	$135,210
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in gold assets	(6,234,065)	(4,444,263)	(3,289,613)
(Increase) in gold receivable	(897,184)	—	—
Increase in accounts payable	2,386	1,703	1,577
Increase/(decrease) in redeemable shares
Creations	12,903,805	6,034,380	3,800,308
Redemptions	(7,740,504)	(1,905,262)	(647,482)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended September 30, 2008, 2007 and 2006

	Sep-30,	Sep-30,	Sep-30,
(Amounts in 000’s of US$)	2008	2007	2006

Shareholders’ Deficit – Opening Balance	$(3,163,495)	$(1,243,956)	$(245,610)
Net Gain for the period	1,965,562	313,442	135,210
Adjustment of Redeemable Shares to redemption value	(2,504,195)	(2,232,981)	(1,133,556)

Shareholders’ Deficit – Closing Balance	$(3,702,128)	$(3,163,495)	$(1,243,956)

See notes to the financial statements.

SPDR® GOLD TRUST

Notes to the Financial Statements

1  Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 (Date of Inception), under New York law pursuant to a trust indenture. The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of September 30, 2008 and 2007:

	Sep-30	Sep-30,
(Amounts in 000’s of US$)	2008	2007

Investment in gold – average cost	$16,878,554	$10,644,489
Unrealized gain on investment in gold	3,702,128	3,163,495

Investment in gold – market value	$20,580,682	$13,807,984

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

2.2  Gold receivable

Gold receivable, when recorded, represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. As of September 30, 2008 there was $897,184,358 gold receivable and at September 30, 2007 there was no gold receivable.

2.3  Creations and Redemptions of Shares

The Trust will create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The creation and redemption of Baskets will only be made in

SPDR® GOLD TRUST

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the shares for the years ended September 30, 2008, 2007 and 2006 are as follows:

	Sep-30,	Sep-30,	Sep-30,
(All amounts are in 000’s)	2008	2007	2006

Number of Redeemable Shares:
Opening Balance	187,900	125,100	66,900
Creations	147,100	92,100	68,400
Redemptions	(88,500)	(29,300)	(10,200)

Closing Balance	246,500	187,900	125,100

	Sep-30,	Sep-30,	Sep-30,
(Amounts in 000’s of US$)	2008	2007	2006

Redeemable shares:
Opening Balance	$13,803,588	$7,441,489	$3,155,107
Creations	12,903,805	6,034,380	3,800,308
Redemptions	(7,740,504)	(1,905,262)	(647,482)
Adjustment to redemption value	2,504,195	2,232,981	1,133,556

Closing Balance	$21,471,084	$13,803,588	$7,441,489

Redemption Value per Redeemable Share at period end	$87.10	$73.46	$59.48

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

SPDR® GOLD TRUST

Notes to the Financial Statements

2.4 Revenue Recognition Policy — ((continued))

2.5  Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

2.6  Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the interpretation was effective for the Trust’s fiscal year ending September 30, 2008 and was adopted as of October 1, 2007. The Sponsor has evaluated the effects of the interpretation and has determined that it does not have a significant effect on the financial position or results of operations of the Trust.

3  Investment in Gold

The following represents the changes in ounces of gold and the respective values at September 30, 2008, 2007 and 2006:

	Sep-30	Sep-30,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2008	2007	2006

Ounces of Gold:
Opening Balance	18,584.1	12,422.5	6,669.3
Creations (excluding gold receivable at September 30, 2008 – 1,014.3 and at September 30, 2007 and 2006 – nil)	13,491.8	9,121.7	6,805.2
Redemptions	(8,728.6)	(2,901.7)	(1,013.6)
Sales of gold	(79.1)	(58.4)	(38.4)

Closing Balance	23,268.2	18,584.1	12,422.5

Investment in Gold (lower of cost or market):
Opening Balance	$10,644,489	$6,200,226	$2,910,613
Creations (excluding gold receivable at September 30, 2008 - $897,184 and at September 30, 2007 and 2006 - nil)	12,006,621	6,034,380	3,800,308
Redemptions	(5,722,355)	(1,559,060)	(492,482)
Sales of gold	(50,201)	(31,057)	(18,213)
Diminution in value of investment in gold	—	—	—

Closing Balance	$16,878,554	$10,644,489	$6,200,226

SPDR® GOLD TRUST

Notes to the Financial Statements

4  Quarterly Statements of Operations (unaudited)

(All amounts except	Three Months Ended				Year to
per share are in 000’s of US$)	Dec-31, 2007	Mar-31, 2008	Jun-30, 2008	Sep-30, 2008	Sep-30, 2008

REVENUES
Proceeds from sales of gold	$13,945	$16,919	$17,506	$19,818	$68,188
Cost of gold sold to pay expenses	(10,314)	(11,389)	(12,512)	(15,987)	(50,202)

Gain on gold sold to pay expenses	3,631	5,530	4,994	3,831	17,986
Gain on gold distributed for the redemption of shares	126,202	602,018	616,014	673,915	2,018,149
Diminution in value of investment in gold	—	—	—	—	—

Total Gain on gold	$129,833	$607,548	$621,008	$677,746	$2,036,135

EXPENSES
Custody fees	$2,694	$3,297	$3,070	$3,246	$12,307
Trustee fees	504	499	499	498	2,000
Sponsor fees	5,908	6,920	6,347	6,297	25,472
Marketing agent fees	5,908	6,920	6,347	6,297	25,472
Other expenses	315	1,246	1,247	2,514	5,322

Total expenses	15,329	18,882	17,510	18,852	70,573

Net Gain	$114,504	$588,666	$603,498	$658,894	$1,965,562

Net Gain per share	$0.59	$2.84	$3.04	$3.02	$9.60

Weighted average number of shares	195,146	207,448	198,523	217,893	204,762

SPDR® GOLD TRUST

Notes to the Financial Statements

4  Quarterly Statements of Operations (unaudited) (continued)

(All amounts except	Three Months Ended				Year to
per share are in 000’s of US$)	Dec-31, 2006	Mar-31, 2007	Jun-30, 2007	Sep-30, 2007	Sep-30, 2007

REVENUES
Proceeds from sales of gold	$8,045	$9,101	$10,282	$10,537	$37,965
Cost of gold sold to pay expenses	(6,672)	(7,473)	(8,188)	(8,724)	(31,057)

Gain on gold sold to pay expenses	1,373	1,628	2,094	1,813	6,908
Gain on gold distributed for the redemption of shares	3,757	87,590	240,829	14,026	346,202
Diminution in value of investment in gold	—	—	—	—	—

Total Gain on gold	5,130	89,218	242,923	15,839	353,110

EXPENSES
Custody fees	1,538	1,752	1,872	2,040	7,202
Trustee fees	415	476	497	503	1,891
Sponsor fees	2,898	3,544	3,811	4,223	14,476
Marketing agent fees	2,898	3,544	3,811	4,223	14,476
Other expenses	557	308	311	447	1,623

Total expenses	8,306	9,624	10,302	11,436	39,668

Net Gain/(Loss)	$(3,176)	$79,594	$232,621	$4,403	$313,442

Net Gain/(Loss) per share	$(0.02)	$0.52	$1.49	$0.03	$2.05

Weighted average number of shares	135,146	151,647	156,214	168,491	152,872

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

SPDR® GOLD TRUST

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

Until the earlier of November 11, 2011, or until the termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $388 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in “Business of the Trust—Trust Expenses” and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

Upon the earlier of November 11, 2011 or the termination of the Marketing Agent Agreement, the fee reduction will expire and the estimated ordinary expenses of the Trust which are payable from the assets of the Trust each month may be more than they would have been during the period when the fee reduction is in effect, thus reducing the NAV of the Trust more rapidly than if the fee reduction was in effect and adversely affecting the value of the Shares.

For the years ended September 30, 2008 and 2007, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $992,705 and $399,922 respectively.

SPDR® GOLD TRUST

Notes to the Financial Statements

5  Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

Amounts Payable to Related Parties

	Sep-30,	Sep-30,
(Amounts in 000’s of US$)	2008	2007

Payable to Custodian	$(1,002)	$(740)
Payable to Trustee	(159)	(164)
Payable to Sponsor	(1,509)	(1,537)
Payable to Marketing Agent	(1,509)	(1,537)

Accounts Payable to related parties	$(4,179)	$(3,978)

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

The Sponsor has agreed to indemnify certain parties against certain liabilities and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has agreed to reimburse such parties, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any

SPDR® GOLD TRUST

Notes to the Financial Statements

7  Indemnification (continued)

amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee, for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

8.	Recent Accounting Pronouncements

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

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, was issued by the FASB, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. Accordingly, SFAS 159 will be effective for the Trust’s fiscal year ending September 30, 2009. At this time, the impact to the Trust’s financial statements has not been determined.

Notes to the Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ James Burton
James Burton
Managing Director
(principal executive officer)

/s/ James Lowe
James Lowe
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: November 25, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.