Form 10-Q
period 2008-12-31
SPDR GOLD TRUST
filed 2009-02-06
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ☐     No ☒

As of February 4, 2009 the Registrant had 280,900,000 shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition
at December 31, 2008 and September 30, 2008

	Dec-31,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2008	2008(1)

ASSETS
Investment in Gold(2)	$18,487,361	$16,878,554
Gold Receivable	136,158	897,184

Total Assets	$18,623,519	$17,775,738

LIABILITIES
Accounts payable to related parties	$6,387	$4,179
Accounts payable	1,098	2,256
Accrued expenses	—	347

Total Liabilities	7,485	6,782
Redeemable Shares:
Shares at redemption value to investors(3)	21,691,122	21,471,084
Shareholders’ Deficit	(3,075,088)	(3,702,128)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$18,623,519	$17,775,738

(1)	Derived from audited statement of condition as of September 30, 2008.

(2)	The market value of Investment in Gold at December 31, 2008 is $21,562,449 and at September 30, 2008, is $20,580,682.

(3)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at December 31, 2008 are 254,900,000 and at September 30, 2008, 246,500,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations
For the three months ended December 31, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amounts in 000’s of US$, except for share and per share data)	2008	2007

REVENUES
Proceeds from sales of gold	$18,852	$13,945
Cost of gold sold to pay expenses	(17,606)	(10,314)

Gain on gold sold to pay expenses	1,246	3,631
Gain on gold distributed for the redemption of shares	75,113	126,202

Total Gain on gold	76,359	129,833

EXPENSES
Custody fees	3,344	2,694
Trustee fees	504	504
Sponsor fees	6,933	5,908
Marketing agent fees	6,933	5,908
Other expenses	1,841	315

Total expenses	19,555	15,329

Net Gain from Operations	$56,804	$114,504

Net Gain per share	$0.23	$0.59

Weighted average number of shares (000’s)	247,616	195,146

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows
For the three months ended December 31, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amounts in 000’s of US$)	2008	2007

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$18,852	$13,945
Cash expenses paid	(18,852)	(13,945)

(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	1,647,238	1,756,317

Value of gold distributed for redemption of shares	920,409	345,524

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amount in 000’s of US$)	2008	2007

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain from Operations	$56,804	$114,504
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in gold assets	(1,608,807)	(1,400,479)
Decrease in gold receivable	761,026	—
Increase in liabilities	703	1,384
Increase/(decrease) in redeemable shares
Creations	1,785,796	1,756,317
Redemptions	(995,522)	(471,726)

Net cash provided by operating activities	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Changes in Shareholders’ Deficit

For the three months ended December 31, 2008

Three Months
Ended
(Amounts in 000’s of US$)	Dec-31, 2008

Shareholders’ Deficit - Opening Balance	$(3,702,128)
Net Gain for the period	56,804
Adjustment of Redeemable Shares to redemption value	570,236

Shareholders’ Deficit - Closing balance	$(3,075,088)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004, under New York law pursuant to a trust indenture. The fiscal year end for the Trust is September 30th. The Trust holds gold and issues shares (“Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

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

The condensed statements of condition at December 31, 2008 and September 30, 2008, the condensed statements of operations and of cash flows for the three months ended December 31, 2008 and 2007 and the condensed statements of changes in shareholders’ deficit for the three months ended December 31, 2008 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the operating results for the full year.

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

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of December 31, 2008 and September 30, 2008:

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2008	2008

Investment in gold - average cost	$18,487,361	$16,878,554
Unrealized gain on investment in gold	3,075,088	3,702,128

Investment in gold - market value	$21,562,449	$20,580,682

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

2.2.  Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of December 31, 2008 there was $136,158 gold receivable and as of September 30, 2008 there was $897,184 gold receivable.

2.3.  Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the three months ended December 31, 2008 and for the year ended September 30, 2008, are as follows:

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(All amounts are in 000’s)	2008	2008

Number of Redeemable Shares:
Opening Balance	246,500	187,900
Creations	21,100	147,100
Redemptions	(12,700)	(88,500)

Closing Balance	254,900	246,500

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2008	2008

Redeemable shares:
Opening Balance	$21,471,084	$13,803,588
Creations	1,785,796	12,903,805
Redemptions	(995,522)	(7,740,504)
Adjustment to redemption value	(570,236)	2,504,195

Closing Balance	$21,691,122	$21,471,084

Redemption Value per Redeemable Share at Period End	$85.10	$87.10

2.4.  Revenue Recognition Policy

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Trustee”), will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

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

The following represents the changes in ounces of gold and the respective values for the three months ended December 31, 2008 and for the year ended September 30, 2008:

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2008	2008

Ounces of Gold:
Opening Balance	23,268.2	18,584.1
Creations (excluding gold receivable at December 31, 2008 - 157.4, and at September 30, 2008 - 1,014.3)	2,933.9	13,491.8
Redemptions	(1,250.5)	(8,728.6)
Sales of gold	(23.9)	(79.1)

Closing Balance	24,927.7	23,268.2

Investment in Gold (lower of cost or market):
Opening Balance	$16,878,554	$10,644,489
Creations (excluding gold receivable at December 31, 2008 - $136,159, and at September 30, 2008 - $897,184)	2,546,822	12,006,621
Redemptions	(920,409)	(5,722,355)
Sales of gold	(17,606)	(50,201)

Closing Balance	$18,487,361	$16,878,554

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

Fees are paid to the Custodian under the Allocated Bullion Account Agreement as compensation for its custody services. Under the Allocated Bullion Account Agreement, as amended, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (“Trust Allocated Account”) and the Trust’s unallocated gold account (“Trust Unallocated Account”) and 0.06% of the average daily aggregate value of all gold held in the

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

Until the earlier of November 11, 2011, or until the termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $600 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in “Business of the Trust — Trust Expenses” in the 10-K for the fiscal year ended September 30, 2008 and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

Upon the earlier of November 11, 2011, or the termination of the Marketing Agent Agreement, the fee reduction will expire and the estimated ordinary expenses of the Trust which are payable from the assets of the Trust each month may be more than they would have been during the period when the fee reduction is in effect, thus reducing the Net Asset Value (“NAV”) of the Trust more rapidly than if the fee reduction was in effect and adversely affecting the value of the Shares.

For the three months ended December 31, 2008 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $400,140 each. For the year ended September 30, 2008, the comparable reduction in fees was $992,705.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4.	Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

Amounts Payable to Related Parties

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2008	2008

Payable to Custodian	$1,171	$1,002
Payable to Trustee	170	159
Payable to Sponsor	2,523	1,509
Payable to Marketing Agent	2,523	1,509

Accounts Payable to related parties	$6,387	$4,179

5.	Concentration of Risk

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

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, was issued by the FASB and is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Although SFAS 157 is effective for the Trust’s fiscal year ending September 30, 2009, it does not affect the Trust.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, was issued by the FASB, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. Accordingly, SFAS 159 is effective for the Trust’s fiscal year ending September 30, 2009. The Trust did not elect to make the fair value election, and therefore there is no SFAS 159 impact on the Trust.

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

Trust Overview

SPDR® Gold Trust is an investment trust that was formed on November 12, 2004. The Trust issues baskets of shares, or Baskets, in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The shares are designed to provide investors with a cost effective and convenient way to invest in gold.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares against the corresponding gold price (per 1/10 of an oz. of gold):

Share & gold price v. NAV from fund inception to December 31, 2008

Valuation of Gold, Definition of Net Asset Value (“NAV”) and Adjusted Net Asset Value (“ANAV”)

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the “Valuation Time”), BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, the Trustee, values the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at December 31, 2008 and September 30, 2008:

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2008	2008

Investment in gold - average cost	$18,487,361	$16,878,554
Unrealized gain on investment in gold	3,075,088	3,702,128

Investment in gold - market value	$21,562,449	$20,580,682

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

Review of Financial Results

Financial Highlights

	Three Months	Three Months
(All amounts in the following table and four paragraphs,	Ended	Ended
except per share, are in 000’s of US$)	Dec-31, 2008	Dec-31, 2007

Total Gain on gold	$76,359	$129,833
Net Gain	$56,804	$114,504
Gain per share	$0.23	$0.59
Net cash flows from operating activities	0	0

The Trust’s total gain on gold for the three months ended December 31, 2008 of $76,359 is made up of a gain of $1,246 on the sale of gold to pay expenses plus a gain of $75,113 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ended December 31, 2007 of $129,833 is made up of a gain of $3,631 on the sale of gold to pay expenses plus a gain of $126,202 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the three months ended December 31, 2008 and for the year ended September 30, 2008.

	Three Months	Year
	Ended	Ended
	Dec-31,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2008	2008

Ounces of Gold:
Opening Balance	23,268.2	18,584.1
Creations (excluding gold receivable at December 31, 2008 – 157.4 and at September 30, 2008 – 1,014.3)	2,933.9	13,491.8
Redemptions	(1,250.5)	(8,728.6)
Sales of gold	(23.9)	(79.1)

Closing Balance	24,927.7	23,268.2

Period end Gold price per ounce - London Fix	$865.00	$884.50

Market value of gold holdings excluding gold receivable	$21,562,449	$20,580,682

Number of Shares:
Opening Balance	246,500	187,900
Creations	21,100	147,100
Redemptions	(12,700)	(88,500)

Closing Balance	254,900	246,500

Net Asset Value per share:
Creations	$84.63	$87.72
Redemptions	$78.39	$87.46

Shares at redemption value to investors at Period End	$21,691,122	$21,471,084

Redemption Value per Redeemable Share at Period End	$85.10	$87.10

Change in Redemption Value through Period End	1.0%	55.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.034)%	(0.032)%

Results of Operations

In the three months ended December 31, 2008, 21,100,000 shares (211 Baskets) were created in exchange for 2,076,963 ounces of gold including 157,408 ounces of gold receivable, 12,700,000 shares (127 Baskets) were redeemed in exchange for 1,250,471 ounces of gold and 23,890 ounces of gold were sold to pay expenses.

As at December 31, 2008, the amount of gold owned by the Trust was 25,085,094 ounces including gold receivable, with a market value of $21,698,607,007 (cost – $18,623,518,780) based on the London AM Fix on December 31, 2008 (in accordance with the Trust Indenture).

In the year ended September 30, 2008, 147,100,000 shares (1,471 Baskets) were created in exchange for 14,506,126 ounces of gold (including 1,014,341 ounces of gold receivable), 88,500,000 shares (885 Baskets) were redeemed in exchange for 8,728,604 ounces of gold and 79,124 ounces of gold were sold to pay expenses.

As at September 30, 2008, the amount of gold owned by the Trust was 24,282,494 ounces including gold receivable, with a market value of $21,477,865,938 (cost – $17,775,738,533).

Cash flow from operations

The Trust had no net cash flow resulting from operations in the three months ended December 31, 2008, and 2007. Cash received in respect of gold sold to pay expenses in the three months ended December 31, 2008 and 2007 was the same as those expenses, resulting in zero cash balances at December 31, 2008 and 2007.

Cash Resources and Liquidity

At December 31, 2008 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2004 to December 31, 2008, and is based on the London PM Fix.

Daily gold price - January 1, 2004 to December 31, 2008

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the inception of the Trust on November 12, 2004, through December 31, 2008, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 5, 2006	$582.00	Mar 31, 2006
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50	Jun 30, 2006
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	Sep 29, 2006
Three months to December 31, 2006	$613.21	$648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70	Dec 29, 2006(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	Mar 30, 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	Jun 29, 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	Sep 28, 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008(2)

Twelve months ended December 31, 2006	$603.96	$725.00	May 12, 2006	$524.75	Jan 05, 2006	$635.70	Dec 29, 2006
Twelve months ended December 31, 2007	$696.40	$841.10	Nov 08, 2007	$608.40	Jan 10, 2007	$836.50	Dec 31, 2007
Twelve months ended December 31, 2008	$871.80	$1,011.25	Mar 17, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008

November 12, 2004 to December 31, 2008	$647.87	$1,011.25	Mar 17, 2008	$411.10	Feb 08, 2005	$865.00	Dec 31, 2008

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2006, 2007 and 2008. The London AM Fix on the last business day was $635.70, $836.50 and $865.00, respectively. The Net Asset Value of the Trust on December 31, 2006, 2007 and 2008 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the US authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh all-time high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold has traded in a range from the mid-$900s down to the mid-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The average price for the three months to December 31, 2008, was $796.52.

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

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2008, 4,037 Baskets (403,700,000 Shares) have been created. As of February 4, 2009, 280,900,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for February 4, 2009 was $89.00.

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  James E. Burton
James E. Burton
Managing Director
(principal executive officer)

/s/  James Lowe
James Lowe
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: February 6, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.