Form 10-Q
period 2009-03-31
SPDR GOLD TRUST
filed 2009-05-08
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

Yes ☐     No ☐
* The Registrant has not yet been phased into the interactive data requirements.

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

Yes ☐     No ☒

As of May 7, 2009 the Registrant had 361,300,000 shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition
at March 31, 2009 and September 30, 2008

	Mar-31,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2009	2008(1)

ASSETS
Investment in Gold(2)	$28,831,932	$16,878,554
Gold Receivable	72,063	897,184

Total Assets	$28,903,995	$17,775,738

LIABILITIES
Accounts payable to related parties	$10,185	$4,179
Accounts payable	712	2,256
Accrued expenses	—	347

Total Liabilities	10,897	6,782
Redeemable Shares:
Shares at redemption value to investors(3)	33,210,701	21,471,084
Shareholders’ Deficit	(4,317,603)	(3,702,128)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$28,903,995	$17,775,738

(1)	Derived from audited statement of condition as of September 30, 2008.

(2)	The market value of Investment in Gold at March 31, 2009 is $33,149,535 and at September 30, 2008, is $20,580,682.

(3)	Authorized share capital is unlimited and the par value per share is $0.00. Shares issued and outstanding at March 31, 2009 are 368,700,000 and at September 30, 2008, 246,500,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations
For the three months ended March 31, 2009 and 2008 and the six months ended March 31, 2009 and 2008

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(Amounts in 000’s of US$, except for share and per share data)	2009	2008	2009	2008

REVENUES
Proceeds from sales of gold	$23,869	$16,919	$42,721	$30,864
Cost of gold sold to pay expenses	(20,102)	(11,389)	(37,708)	(21,703)

Gain on gold sold to pay expenses	3,767	5,530	5,013	9,161
Gain on gold distributed for the redemption of shares	1,508	602,018	76,621	728,220

Total Gain on gold	5,275	607,548	81,634	737,381

EXPENSES
Custody fees	4,494	3,297	7,839	5,991
Trustee fees	493	499	997	1,003
Sponsor fees	10,112	6,920	17,045	12,828
Marketing agent fees	10,112	6,920	17,045	12,828
Other expenses	2,071	1,246	3,911	1,561

Total expenses	27,282	18,882	46,837	34,211

Net Gain/(Loss) from Operations	$(22,007)	$588,666	$34,797	$703,170

Net Gain/(Loss) per share	$(0.07)	$2.84	$0.13	$3.49

Weighted average number of shares (000’s)	309,078	207,448	278,009	201,263

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows
For the three months ended March 31, 2009 and 2008 and the six months ended March 31, 2009 and 2008

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(Amounts in 000’s of US$)	2009	2008	2009	2008

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$23,869	$16,919	$42,721	$30,864
Cash expenses paid	(23,869)	(16,919)	(42,721)	(30,864)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$10,235,748	$2,332,072	$12,021,545	$4,088,389

Value of gold distributed for redemption of shares	$7,823	$1,253,687	$928,233	$1,599,210

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(Amount in 000’s of US$)	2009	2008	2009	2008

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain/(Loss) from Operations	$(22,007)	$588,666	$34,797	$703,170
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in gold assets	(10,344,571)	(827,480)	(11,953,378)	(2,227,959)
(Increase)/Decrease in gold receivable	64,095	(239,517)	825,121	(239,517)
Increase in liabilities	3,412	1,963	4,115	3,347
Increase/(decrease) in redeemable shares
Creations	10,308,401	2,332,072	12,094,198	4,088,389
Redemptions	(9,330)	(1,855,704)	(1,004,853)	(2,327,430)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the six months ended March 31, 2009

Six Months
Ended
(Amounts in 000’s of US$)	Mar-31, 2009

Shareholders’ Deficit - Opening Balance	(3,702,128)
Net Gain for the period	34,797
Adjustment of Redeemable Shares to redemption value	(650,272)

Shareholders’ Deficit - Closing balance	(4,317,603)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

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

The condensed statements of condition at March 31, 2009 and September 30, 2008, the condensed statements of operations and of cash flows for the three and six months ended March 31, 2009 and 2008 and the condensed statement of changes in shareholders’ deficit for the six months ended March 31, 2009 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of March 31, 2009 and September 30, 2008:

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2009	2008

Investment in gold - average cost	$28,831,932	$16,878,554
Unrealized gain on investment in gold	4,317,603	3,702,128

Investment in gold - market value	$33,149,535	$20,580,682

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

2.2.  Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of March 31, 2009 there was $72,063,456 gold receivable and as of September 30, 2008 there was $897,184,358 gold receivable.

2.3.  Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed, the amount of which will be based on the combined net asset value of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the six months ended March 31, 2009 and for the year ended September 30, 2008, are as follows:

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(All amounts are in 000’s)	2009	2008

Number of Redeemable Shares:
Opening Balance	246,500	187,900
Creations	135,000	147,100
Redemptions	(12,800)	(88,500)

Closing Balance	368,700	246,500

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2009	2008

Redeemable shares:
Opening Balance	$21,471,084	$13,803,588
Creations	12,094,198	12,903,805
Redemptions	(1,004,853)	(7,740,504)
Adjustment to redemption value	650,272	2,504,195

Closing Balance	$33,210,701	$21,471,084

Redemption Value per Redeemable Share at Period End	$90.08	$87.10

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

The following represents the changes in ounces of gold and the respective values for the six months ended March 31, 2009 and for the year ended September 30, 2008:

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2009	2008

Ounces of Gold:
Opening Balance	23,268.2	18,584.1
Creations (excluding gold receivable at March 31, 2009 - 78.6 and at September 30, 2008 - 1,014.3)	14,212.1	13,491.8
Redemptions	(1,260.3)	(8,728.6)
Sales of gold	(50.3)	(79.1)

Closing Balance	36,169.7	23,268.2

Investment in Gold (lower of cost or market):
Opening Balance	$16,878,554	$10,644,489
Creations (excluding gold receivable at March 31, 2009 - $72,063, and at September 30, 2008 - $897,184)	12,919,319	12,006,621
Redemptions	(928,233)	(5,722,355)
Sales of gold	(37,708)	(50,201)

Closing Balance	$28,831,932	$16,878,554

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

Fees are paid to the Custodian as compensation for its custody services under the Allocated Bullion Account Agreement, as amended. The Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (“Trust Allocated Account”) and the Trust’s unallocated gold account (“Trust Unallocated Account”) and 0.06% of the average daily aggregate value of all gold held in the

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

For the six months ended March 31, 2009 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $519,424 each. For the year ended September 30, 2008, the comparable reduction in fees for each of the Sponsor and the Marketing Agent was $992,705.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4.	Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

Amounts Payable to Related Parties

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2009	2008

Payable to Custodian	$1,779	$1,002
Payable to Trustee	170	159
Payable to Sponsor	4,118	1,509
Payable to Marketing Agent	4,118	1,509

Accounts Payable to related parties	$10,185	$4,179

5.	Concentration of Risk

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

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, was issued by the FASB and is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 is effective for the Trust’s fiscal year ending September 30, 2009 and management has determined that SFAS 157 will not be applicable to the Trust.

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

Trust Overview

SPDR® Gold Trust is an investment trust that was formed on November 12, 2004. The Trust issues baskets of shares, or Baskets, in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The Custodian holds all of the Trust’s gold in its own London vault premises except when the gold has been allocated in the vault of a sub-custodian and in such cases the Custodian has agreed that it will use commercially reasonable efforts to promptly transport the gold from the sub-custodian’s vault to the Custodian’s London vault, at the Custodian’s cost and risk.

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

Share & gold price v. NAV from fund inception to March 31, 2009

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at March 31, 2009 and September 30, 2008:

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2009	2008

Investment in gold - average cost	$28,831,932	$16,878,554
Unrealized gain on investment in gold	4,317,603	3,702,128

Investment in gold - market value	$33,149,535	$20,580,682

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

Review of Financial Results

Financial Highlights

	Three Months	Three Months	Six Months	Six Months
(All amounts in the following table and four paragraphs,	Ended	Ended	Ended	Ended
except per share, are in 000’s of US$)	Mar-31, 2009	Mar-31, 2008	Mar-31, 2009	Mar-31, 2008

Total Gain on gold	$5,275	$607,548	$81,634	$737,381
Net Gain/(Loss)	$(22,007)	$588,666	$34,797	$703,170
Gain/(Loss) per share	$(0.07)	$2.84	$0.13	$3.49
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended March 31, 2009 of $5,275 is made up of a gain of $3,767 on the sale of gold to pay expenses plus a gain of $1,508 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ended March 31, 2008 of $607,548 is made up of a gain of $5,530 on the sale of gold to pay expenses plus a gain of $602,018 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the six months ended March 31, 2009 of $81,634 is made up of a gain of $5,013 on the sale of gold to pay expenses plus a gain of $76,621 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the six months ended March 31, 2008 of $737,381 is made up of a gain of $9,161 on the sale of gold to pay expenses plus a gain of $728,220 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the six months ended March 31, 2009 and for the year ended September 30, 2008.

	Six Months	Year
	Ended	Ended
	Mar-31,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2009	2008

Ounces of Gold:
Opening Balance	23,268.2	18,584.1
Creations (excluding gold receivable at March 31, 2009 – 78.6 and at September 30, 2008 – 1,014.3)	14,212.1	13,491.8
Redemptions	(1,260.3)	(8,728.6)
Sales of gold	(50.3)	(79.1)

Closing Balance	36,169.7	23,268.2

Period end Gold price per ounce - London PM Fix	$916.50	$884.50

Market value of gold holdings excluding gold receivable	$33,149,535	$20,580,682

Number of Shares:
Opening Balance	246,500	187,900
Creations	135,000	147,100
Redemptions	(12,800)	(88,500)

Closing Balance	368,700	246,500

Net Asset Value per share:
Creations	$89.59	$87.72
Redemptions	$78.50	$87.46

Shares at redemption value to investors at Period End	$33,210,701	$21,471,084

Redemption Value per Redeemable Share at Period End	$90.08	$87.10

Change in Redemption Value over the Period	54.7%	55.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.033)%	(0.032)%

Results of Operations

In the six months ended March 31, 2009, 135,000,000 shares (1,350 Baskets) were created in exchange for 13,276,422 ounces of gold including 78,629 ounces of gold receivable, 12,800,000 shares (128 Baskets) were redeemed in exchange for 1,260,300 ounces of gold and 50,281 ounces of gold were sold to pay expenses.

As at March 31, 2009, the amount of gold owned by the Trust was 36,248,334 ounces including gold receivable, with a market value of $33,221,598,424 (cost – $28,903,995,119) based on the London PM Fix on March 31, 2009 (in accordance with the Trust Indenture). As at March 31, 2009, the Custodian held

36,169,705 ounces of gold in its vault on behalf of the Trust, subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 78,629 ounces of gold was receivable by the Trust in connection with the creation of Baskets. This gold was received by the Custodian in the normal course of business.

In the year ended September 30, 2008, 147,100,000 shares (1,471 Baskets) were created in exchange for 14,506,126 ounces of gold (including 1,014,341 ounces of gold receivable), 88,500,000 shares (885 Baskets) were redeemed in exchange for 8,728,604 ounces of gold and 79,124 ounces of gold were sold to pay expenses.

As at September 30, 2008, the amount of gold owned by the Trust was 24,282,494 ounces including gold receivable, with a market value of $21,477,865,938 (cost – $17,775,738,533). As at September 30, 2008, the Custodian held 23,268,153 ounces of gold in its vault on behalf of the Trust, subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 1,014,341 ounces of gold was receivable by the Trust in connection with the creation of Baskets. This gold was received by the Custodian in the normal course of business.

Cash flow from operations

The Trust had no net cash flow resulting from operations in the three and six months ended March 31, 2009, and 2008. Cash received in respect of gold sold to pay expenses in the three and six months ended March 31, 2009 and 2008 was the same as those expenses, resulting in zero cash balances at March 31, 2009 and 2008.

Cash Resources and Liquidity

At March 31, 2009 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2004 to March 31, 2009, and is based on the London PM Fix.

Daily gold price - April 1, 2004 to March 31, 2009

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the inception of the Trust on November 12, 2004, through March 31, 2009, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50	Jun 30, 2006
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	Sep 29, 2006
Three months to December 31, 2006	$613.21	$648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70	Dec 29, 2006	(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	Mar 30, 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	Jun 29, 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	Sep 28, 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007	(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008	(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009

Twelve months ended March 31, 2007	$628.28	$725.00	May 12, 2006	$560.75	Oct 06, 2006	$661.75	Mar 30, 2007
Twelve months ended March 31, 2008	$764.70	$1,011.25	Mar 17, 2008	$642.10	Jun 27, 2007	$933.50	Mar 31, 2008
Twelve months ended March 31, 2009	$867.95	$989.00	Feb 20, 2009	$712.50	Oct 24, 2008	$916.50	Mar 31, 2009

November 12, 2004 to March 31, 2009	$662.69	$1,011.25	Mar 17, 2008	$411.10	Feb 08, 2005	$916.50	Mar 31, 2009

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2006, 2007 and 2008. The London AM Fix on the last business day was $635.70, $836.50 and $865.00, respectively. The Net Asset Value of the Trust on December 31, 2006, 2007 and 2008 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the US authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh all-time high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold has traded in a range from the mid-$900s down to the mid-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The average price for the three months to March 31, 2009, was $908.41.

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

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2009, 5,176 Baskets (517,600,000 Shares) have been created. As of May 7, 2009, 361,300,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for May 7, 2009 was $89.62.

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  James E. Burton
James E. Burton
Managing Director
(principal executive officer)

/s/  James Lowe
James Lowe
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: May 8, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.