Form 10-Q
period 2009-06-30
SPDR GOLD TRUST
filed 2009-08-10
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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
*The Registrant will submit and post the Interactive Data Files as required in accordance with the initial filing grace period.

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

Yes ☐     No ☒

As of August 7, 2009 the Registrant had 350,000,000 shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements

Condensed Statements of Condition (unaudited)
at June 30, 2009 and September 30, 2008

	Jun-30,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2009	2008(1)

ASSETS
Investment in Gold(2)	$29,048,485	$16,878,554
Gold Receivable	—	897,184

Total Assets	$29,048,485	$17,775,738

LIABILITIES
Gold Payable	$155,981	$—
Accounts payable to related parties	10,461	4,179
Accounts payable	235	2,256
Accrued expenses	1,083	347

Total Liabilities	167,760	6,782
Redeemable Shares:
Shares at redemption value to investors(3)	33,655,237	21,471,084
Shareholders’ Deficit	(4,774,512)	(3,702,128)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$29,048,485	$17,775,738

(1)	Derived from audited statement of condition as of September 30, 2008.

(2)	The market value of Investment in Gold at June 30, 2009 is $33,822,997 and at September 30, 2008, is $20,580,682.

(3)	Authorized share capital is unlimited and the par value per share is $0.00. Shares issued and outstanding at June 30, 2009 are 366,800,000 and at September 30, 2008, 246,500,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Condensed Statements of Operations (unaudited)
For the three months ended June 30, 2009 and 2008 and the nine months ended June 30, 2009 and 2008

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Jun-30,	Jun-30,
(Amounts in 000’s of US$, except for share and per share data)	2009	2008	2009	2008

REVENUES
Proceeds from sales of gold	$32,173	$17,506	$74,894	$48,370
Cost of gold sold to pay expenses	(27,786)	(12,512)	(65,494)	(34,215)

Gain on gold sold to pay expenses	4,387	4,994	9,400	14,155
Gain on gold distributed for the redemption of shares	116,608	616,014	193,228	1,344,234

Total Gain on gold	120,995	621,008	202,628	1,358,389

EXPENSES
Custody fees	5,448	3,070	13,287	9,061
Trustee fees	499	499	1,496	1,502
Sponsor fees	12,278	6,347	29,323	19,175
Marketing agent fees	12,278	6,347	29,323	19,175
Other expenses	2,551	1,247	6,462	2,808

Total expenses	33,054	17,510	79,891	51,721

Net Gain from Operations	$87,941	$603,498	$122,737	$1,306,668

Net Gain per share	$0.24	$3.04	$0.40	$6.52

Weighted average number of shares (000’s)	366,115	198,523	307,378	200,353

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Condensed Statements of Cash Flows (unaudited)
For the three months ended June 30, 2009 and 2008 and the nine months ended June 30, 2009 and 2008

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Jun-30,	Jun-30,
(Amounts in 000’s of US$)	2009	2008	2009	2008

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$32,173	$17,506	$74,894	$48,370
Cash expenses paid	(32,173)	(17,506)	(74,894)	(48,370)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$950,430	$2,198,516	$13,044,628	$6,286,905

Value of gold distributed for redemption of shares net of gold payable	$800,275	$1,514,411	$1,728,508	$3,113,621

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Jun-30,	Jun-30,
(Amount in 000’s of US$)	2009	2008	2009	2008

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain from Operations	$87,941	$603,498	$122,737	$1,306,668
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in gold assets	(216,553)	(434,231)	(12,169,931)	(2,662,190)
(Increase)/Decrease in gold receivable	72,063	(237,362)	897,184	(476,879)
Increase in gold payable	155,981	—	155,981	—
Increase in liabilities	881	4	4,997	3,351
Increase/(decrease) in redeemable shares
Creations	950,430	2,198,516	13,044,628	6,286,905
Redemptions	(1,050,743)	(2,130,425)	(2,055,596)	(4,457,855)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the nine months ended June 30, 2009

Nine Months
Ended
(Amounts in 000’s of US$)	Jun-30, 2009

Shareholders’ Deficit - Opening Balance	$(3,702,128)
Net Gain for the period	122,737
Adjustment of Redeemable Shares to redemption value	(1,195,121)

Shareholders’ Deficit - Closing Balance	$(4,774,512)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

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

The condensed statements of condition at June 30, 2009 and September 30, 2008, the condensed statements of operations and of cash flows for the three and nine months ended June 30, 2009 and 2008 and the condensed statement of changes in shareholders’ deficit for the nine months ended June 30, 2009 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Gold is held by HSBC Bank USA, N.A. (the “Custodian”), on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London Fix used to determine the Net Asset Value (“NAV”) of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of June 30, 2009 and September 30, 2008:

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2009	2008

Investment in gold - average cost	$29,048,485	$16,878,554
Unrealized gain on investment in gold	4,774,512	3,702,128

Investment in gold - market value	$33,822,997	$20,580,682

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

2.2.  Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of June 30, 2009 there was $ nil gold receivable and as of September 30, 2008 there was $897,184,358 gold receivable.

2.3.  Gold payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of June 30, 2009 there was $155,981,204 gold payable and as of September 30, 2008 there was $ nil gold payable.

2.4.  Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the statements of condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the nine months ended June 30, 2009 and for the year ended September 30, 2008, are as follows:

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(All amounts are in 000’s)	2009	2008

Number of Redeemable Shares:
Opening Balance	246,500	187,900
Creations	145,000	147,100
Redemptions	(24,700)	(88,500)

Closing Balance	366,800	246,500

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2009	2008

Redeemable shares:
Opening Balance	$21,471,084	$13,803,588
Creations	13,044,628	12,903,805
Redemptions	(2,055,596)	(7,740,504)
Adjustment to redemption value	1,195,121	2,504,195

Closing Balance	$33,655,237	$21,471,084

Redemption Value per Redeemable Share at Period End	$91.75	$87.10

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

2.5.  Revenue Recognition Policy

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

2.6.  Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report to the Internal Revenue Service on that basis.

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

The following represents the changes in ounces of gold and the respective values for the nine months ended June 30, 2009 and for the year ended September 30, 2008:

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2009	2008

Ounces of Gold:
Opening Balance	23,268.2	18,584.1
Creations (excluding gold receivable at June 30, 2009 - nil and at September 30, 2008 - 1,014.3)	15,273.0	13,491.8
Redemptions (excluding gold payable at June 30, 2009 - 166.9 and at September 30, 2008 - nil)	(2,262.4)	(8,728.6)
Sales of gold	(85.1)	(79.1)

Closing Balance	36,193.7	23,268.2

Investment in Gold (lower of cost or market):
Opening Balance	$16,878,554	$10,644,489
Creations (excluding gold receivable at June 30, 2009 - $ nil, and at September 30, 2008 - $897,184)	13,941,812	12,006,621
Redemptions (excluding gold payable at June 30, 2009 - $155,981 and at September 30, 2008 - $ nil)	(1,706,387)	(5,722,355)
Sales of gold	(65,494)	(50,201)

Closing Balance	$29,048,485	$16,878,554

4.	Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the adjusted net asset value (“ANAV”) of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust.

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

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the “Marketing Agent”) by the Trustee from the assets of the Trust as compensation for services performed pursuant to the agreement, as amended, between the Sponsor and the Marketing Agent (the “Marketing Agent Agreement”). The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

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

For the nine months ended June 30, 2009, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $636,514 each. For the year ended September 30, 2008, the reduction in fees for each of the Sponsor and the Marketing Agent was $992,705.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4.	Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

Amounts Payable to Related Parties

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2009	2008

Payable to Custodian	$1,860	$1,002
Payable to Trustee	165	159
Payable to Sponsor	4,218	1,509
Payable to Marketing Agent	4,218	1,509

Accounts Payable to Related Parties	$10,461	$4,179

5.	Concentration of Risk

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

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Distribution Agreement it entered into on November 16, 2004 with UBS Securities LLC, the underwriter of its initial public offering, the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

In May 2009, SFAS No. 165, Subsequent Events, was issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Trust has adopted SFAS No. 165 for the period ended June 30, 2009. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, August 10, 2009.

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

Share & gold price v. NAV from fund inception to June 30, 2009

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at June 30, 2009 and September 30, 2008:

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2009	2008

Investment in gold - average cost	$29,048,485	$16,878,554
Unrealized gain on investment in gold	4,774,512	3,702,128

Investment in gold - market value	$33,822,997	$20,580,682

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

Review of Financial Results

Financial Highlights

	Three Months	Three Months	Nine Months	Nine Months
(All amounts in the following table and four paragraphs,	Ended	Ended	Ended	Ended
except per share, are in 000’s of US$)	Jun-30, 2009	Jun-30, 2008	Jun-30, 2009	Jun-30, 2008

Total Gain on gold	$120,995	$621,008	$202,628	$1,358,389
Net Gain	$87,941	$603,498	$122,737	$1,306,668
Gain per share	$0.24	$3.04	$0.40	$6.52
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended June 30, 2009 of $120,995 was made up of a gain of $4,387 on the sale of gold to pay expenses plus a gain of $116,608 on gold distributed on the redemption of shares. The Trust’s total gain on gold for the three months ended June 30, 2008 of $621,008 was made up of a gain of $4,994 on the sale of gold to pay expenses plus a gain of $616,014 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the nine months ended June 30, 2009 of $202,628 was made up of a gain of $9,400 on the sale of gold to pay expenses plus a gain of $193,228 on gold distributed on the redemption of shares. The Trust’s total gain on gold for the nine months ended June 30, 2008 of $1,358,389 was made up of a gain of $14,155 on the sale of gold to pay expenses plus a gain of $1,344,234 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the nine months ended June 30, 2009 and for the year ended September 30, 2008.

	Nine Months	Year
	Ended	Ended
	Jun-30,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2009	2008

Ounces of Gold:
Opening Balance	23,268.2	18,584.1
Creations (excluding gold receivable at June 30, 2009 – nil and at September 30, 2008 – 1,014.3)	15,273.0	13,491.8
Redemptions (excluding gold payable at June 30, 2009 – 166.9 and at September 30, 2009 – nil)	(2,262.4)	(8,728.6)
Sales of gold	(85.1)	(79.1)

Closing Balance	36,193.7	23,268.2

Period end gold price per ounce - London PM Fix	$934.50	$884.50

Market value of gold holdings excluding gold receivable	$33,822,997	$20,580,682

Number of Shares:
Opening Balance	246,500	187,900
Creations	145,000	147,100
Redemptions	(24,700)	(88,500)

Closing Balance	366,800	246,500

Net Asset Value per share:
Creations	$89.96	$87.72
Redemptions	$83.22	$87.46

Shares at redemption value to investors at Period End	$33,655,237	$21,471,084

Redemption Value per Redeemable Share at Period End	$91.75	$87.10

Change in Redemption Value over the Period	56.7%	55.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.035)%	(0.032)%

Results of Operations

In the nine months ended June 30, 2009, 145,000,000 shares (1,450 Baskets) were created in exchange for 14,258,656 ounces of gold (including nil ounces of gold receivable), 24,700,000 shares (247 Baskets) were redeemed in exchange for 2,429,318 ounces of gold (including 166,914 ounces of gold payable) and 85,062 ounces of gold were sold to pay expenses.

As at June 30, 2009, the amount of gold owned by the Trust was 36,026,770 ounces, with a market value of $33,667,016,479 (cost – $28,892,504,193), including gold payable of 166,914 ounces with a market value of $155,981,203, based on the London PM Fix on June 30, 2009 (in accordance with the Trust Indenture). As at

June 30, 2009, the Custodian held 36,193,684 ounces of gold in its vault excluding gold payable on behalf of the Trust, with a market value of $33,822,997,682 (cost – $29,048,485,396), subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 166,914 ounces of gold was payable by the Trust in connection with the redemption of Baskets (which gold was paid out by the Custodian in the normal course of business).

In the year ended September 30, 2008, 147,100,000 shares (1,471 Baskets) were created in exchange for 14,506,126 ounces of gold (including 1,014,341 ounces of gold receivable), 88,500,000 shares (885 Baskets) were redeemed in exchange for 8,728,604 ounces of gold (including nil ounces of gold payable) and 79,124 ounces of gold were sold to pay expenses.

As at September 30, 2008, the amount of gold owned by the Trust was 24,282,494 ounces, with a market value of $21,477,865,938 (cost – $17,775,738,533), including gold receivable of 1,014,341 ounces with a market value of $897,184,358, based on the London PM Fix on September 30, 2008 (in accordance with the Trust Indenture). As at September 30, 2008, the Custodian held 23,268,153 ounces of gold in its vault excluding gold receivable, on behalf of the Trust, with a market value of $20,580,681,580 (cost – $16,878,554,175), subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 1,014,341 ounces of gold was receivable by the Trust in connection with the creation of Baskets (which gold was received by the Custodian in the normal course of business).

Cash flow from operations

The Trust had no net cash flow resulting from operations in the three and nine months ended June 30, 2009, and 2008. Cash received in respect of gold sold to pay expenses in the three and nine months ended June 30, 2009 and 2008 was the same as those expenses, resulting in zero cash balances at June 30, 2009 and 2008.

Cash Resources and Liquidity

At June 30, 2009 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2004 to June 30, 2009, and is based on the London PM Fix.

Daily gold price - July 1, 2004 to June 30, 2009

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the inception of the Trust on November 12, 2004, through June 30, 2009, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	Sep 29, 2006
Three months to December 31, 2006	$613.21	$648.75	Dec 1, 2006	$560.75	Oct 6, 2006	$635.70	Dec 29, 2006	(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	Mar 30, 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	Jun 29, 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	Sep 28, 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007	(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008	(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18	$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009

Twelve months ended June 30, 2007	$637.75	$691.40	Apr 20, 2007	$560.75	Oct 06, 2006	$650.50	Jun 29, 2007
Twelve months ended June 30, 2008	$821.06	$1,011.25	Mar 17, 2008	$648.75	Jul 06, 2007	$930.25	Jun 30, 2008
Twelve months ended June 30, 2009	$873.97	$989.00	Feb 20, 2009	$712.50	Oct 24, 2008	$934.50	Jun 30, 2009

November 12, 2004 to June 30, 2009	$676.23	$1,011.25	Mar 17, 2008	$411.10	Feb 08, 2005	$934.50	Jun 30, 2009

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2006, 2007 and 2008. The London AM Fix on the last business day was $635.70, $836.50 and $865.00, respectively. The Net Asset Value of the Trust on December 31, 2006, 2007 and 2008 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the US authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh all-time high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold has traded in a range from the mid-$900s down to the mid-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The average price for the three months to June 30, 2009, was $922.18.

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

Disclosure controls and procedures.  Under the supervision and with the participation of the Sponsor, including its managing director and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based upon that evaluation, our managing director and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2009, 5,276 Baskets (527,600,000 Shares) have been created. As of August 7, 2009, 350,000,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for August 7, 2009 was $93.83.

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/  Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/  James Lowe
James Lowe
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: August 10, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
101	The following materials from the SPDR® Gold Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Statements of Condition; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Statement of Changes in Shareholders’ Deficit; and (v) Notes to the Condensed Financial Statements, tagged as blocks of text. *

*	To be filed.