Form 10-K
period 2009-09-30
SPDR GOLD TRUST
filed 2009-11-25
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-32356

SPDR® GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC
(Exact name of registrant as specified in its charter)

New York	81-6124035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o World Gold Trust Services, LLC
424 Madison Avenue, 3rd Floor
New York, New York 10017
(212) 317-3800
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
(Title of each class)	on which registered

SPDR® GOLD Shares	NYSE Arca, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2009 as reported by the NYSE Arca, Inc. on that date: $33,217,691,000

Number of shares of the registrant’s common stock outstanding as of November 24, 2009: 368,000,000

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

i

		Page
PART III		73
Item 10.	Directors and Executive Officers of the Registrant	73
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management	73
Item 13.	Certain Relationships and Related Transactions and Director Independence	73
Item 14.	Principal Accountant Fees and Services	74
PART IV		75
Item 15.	Exhibits and Financial Statement Schedules	75
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business

SPDR® Gold Trust, or the Trust, is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture, or the Trust Indenture. World Gold Trust Services, LLC, or WGTS, is the sponsor of the Trust, or the Sponsor. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or BNYM, is the trustee of the Trust, or the Trustee. State Street Global Markets, LLC, or SSGM, is the marketing agent of the Trust, or the Marketing Agent. The Trust holds gold and from time to time issues SPDR® Gold Shares, or Shares, in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

Strategy

The Shares are intended to offer investors an opportunity to participate in the gold market through an investment in securities. Historically, the logistics of buying, storing and insuring gold have constituted a barrier to entry for some institutional and retail investors. The ownership of the Shares is intended to overcome these barriers to entry. The logistics of storing and insuring gold are dealt with by HSBC Bank USA, N.A., or HSBC, as custodian of the Trust, or the Custodian, and the related expenses are built into the price of the Shares. Therefore, the investor does not have any additional tasks or costs over and above those associated with investing in any other publicly traded security.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means of gaining investment benefits similar to those of holding allocated gold bullion. The Shares offer an investment that is:

•	Easily Accessible. Investors can access the gold market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use gold by using the Shares instead of using the traditional means of purchasing, trading and holding gold.

•	Relatively Cost Efficient. The Sponsor believes that, for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of allocated gold.

•	Exchange Traded. The Shares trade on NYSE Arca, Inc. or NYSE Arca, providing investors with an efficient means to buy, sell, or sell short in order to implement a variety of investment strategies. The Shares are eligible for margin accounts. The Shares are also listed on the Singapore Exchange Securities Trading Limited, the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Tokyo Stock Exchange and the Stock Exchange of Hong Kong.

•	Transparent. The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust’s holdings and their value based on current market prices are reported on the Trust’s website each business day.

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

The Trust’s assets only consist of allocated gold bullion, gold credited to an unallocated gold account, gold receivable when recorded; representing gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account and, from time to time, cash, which will be used to pay expenses. Except for the transfer of gold in or out of the Trust Unallocated Account in connection with the creation or redemption of Baskets or upon a sale of gold to pay the Trust’s expenses, it is anticipated that only a small amount of unallocated gold will be held in the Trust Unallocated Account. Cash held by the Trust will not generate any income. The Trust does not hold any derivative instruments. Each Share represents a proportional interest, based on the total number of Shares outstanding, in the gold and any cash held by the Trust, less the Trust’s liabilities (which include accrued but unpaid fees and expenses). The secondary market trading price of the Shares has fluctuated in response to the price of gold and the Sponsor believes that the trading price of the Shares reflects the estimated accrued but unpaid expenses of the Trust.

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

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2009, a publication of GFMS Limited, or GFMS, an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 162,900 tonnes (approximately 5.2 billion ounces) at the end of 2008. These stocks have increased by approximately 2.0% per year on average for the 10 years ending December 2008. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Existing stocks may be broadly divided into two categories based on the primary reason for the purchase or holding of the gold:

•	Gold purchased or held as a store of value or monetary asset; and

•	Gold purchased or held as a raw material or commodity.

The first category, gold held as a store of value or monetary asset, includes the 30,020 tonnes of gold that is estimated to be owned by the official sector (central banks, other governmental agencies and multi-lateral institutions such as the International Monetary Fund). GFMS estimate that 1,320 tonnes of this had already been mobilized into the market and fabricated into gold products. This reduces to 28,700 tonnes (17.6% of the estimated total) the total that could theoretically become available in the unlikely event that all official sector holdings were liquidated. The 27,300 tonnes of gold (16.8% of the estimated total) in the hands of private investors also falls into this first category. As of September 30, 2009, the Trust held 1,095 tonnes of gold. While much of the gold in this category exists in bullion form and, in theory, could be mobilized and made available to the market, there are currently no indications that a significantly greater amount of gold will be mobilized in the near future than has been mobilized in recent years.

The second category, gold held as a raw material or commodity, includes the 83,600 tonnes of gold (51.3% of the estimated total) that has been manufactured into jewelry. As all gold jewelry exists as fabricated products, the jewelry would need to be remelted and transformed into bullion bars before being mobilized into the market in an acceptable form. While adornment is the primary motivation behind purchases of gold jewelry in the industrialized world, much of the jewelry in the developing world has an additional store of value element, with this jewelry being held, at least in part, as a means of savings. As this jewelry in the developing world tends to be of higher purity, the price of an item of jewelry is more closely correlated with the value of the gold contained in it than is the case in the industrialized world. As a result, this jewelry is more susceptible to recycling. Recycled jewelry, primarily from the developing world, is the largest single component of annual gold scrap supply, which averaged 893 tonnes annually over the last 10 years.

The second category also includes the 19,700 tonnes of gold (12.1% of the estimated total) that has been manufactured or incorporated into industrial products. Similar to jewelry, this gold would need to be recovered from the industrial products and then remelted and recast into bars before it could be mobilized into the market. Small quantities of remelted gold from industrial products come onto the market each year.

Approximately 3,600 tonnes of above-ground stocks (2.2% of the estimated total) is unaccounted for.

World Gold Supply and Demand (1999 – 2008)

The following table sets forth a summary of the world gold supply and demand for the last 10 years. It is based on information reported in the GFMS Gold Survey 2009.

World Gold Supply and Demand, 1999-2008 (tonnes)

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Mine production	2,603	2,620	2,646	2,618	2,623	2,494	2,550	2,485	2,478	2,416
Official sector sales	477	479	520	547	620	479	663	365	484	246
Old gold scrap	620	619	749	872	985	878	898	1,129	958	1,218
Net producer hedging	506	(15)	(151)	(412)	(289)	(438)	(92)	(410)	(444)	(358)
Total reported supply[1]	4,206	3,704	3,764	3,625	3,939	3,413	4,019	3,569	3,476	3,522

Gold fabrication in carat jewellery	3,139	3,204	3,008	2,660	2,483	2,617	2,712	2,288	2,404	2,159
Gold fabrication in electronics	247	283	197	206	233	262	281	308	311	293
Gold fabrication in other industrial & decorative applications	99	99	97	83	82	84	88	91	93	87
Gold fabrication in dentistry	66	69	69	69	67	68	62	61	58	56
Retail investment	360	166	357	340	301	349	393	416	433	838
Investment in Exchange Traded Funds and related products[2]	0	0	0	3	39	133	208	260	253	321
Total identifiable demand[1]	3,912	3,821	3,727	3,361	3,194	3,512	3,745	3,424	3,552	3,754
Supply less demand[3]	294	(117)	37	264	745	(99)	274	146	(76)	(232)

(1)	Figures may not add due to independent rounding.

(2)	Including Gold Bullion Securities (LSE and ASX), SPDR Gold Shares, NewGold Debentures, Barclays Global Investors iShares Comex Gold Trust, ZKB Gold, GOLDIST, ETFS Physical Gold, Extra-Gold Julius Baer Physical Gold Fund, Dubai Gold Securities, Central Fund of Canada and Central Gold Trust.

(3)	This is the residual from combining all the other data in the table. The residual results from the fact that there is no reliable methodology for measuring all elements of gold supply and demand. It includes net institutional investment other than that in Exchange Traded Funds and similar products, movements in stocks and other elements together with any residual error.

Source: GFMS Gold Survey 2009

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

Since 1984, the amount of new gold that is mined each year has been substantially lower than the level of physical demand. For example, during the five years from 2004 to 2008, new mine production satisfied on average 69% of total identifiable demand. The shortfall in total supply has been met by additional supplies from existing above-ground stocks, predominantly coming from the recycling of fabricated gold products, official sector sales and, in some years, from net producer hedging.

Old gold scrap

Gold scrap is gold that has been recovered from fabricated products, melted, refined and cast into bullions bars for subsequent resale into the gold market. The predominant source of gold scrap is recycled jewelry. This predominance is largely a function of price and economic circumstances. In 2008, scrap levels surged in response to record gold prices and the global economic downturn and set a new record of 1,218 tonnes. The sharp rise in recycling activity came in two waves: in the first quarter, when prices broke through the $1,000 level, which led to a sharp rise in price-driven selling; and in the fourth quarter, when the collapse of Lehman Brothers accelerated the global financial crisis. The rise in scrap supply in the fourth quarter was the result of both distress-related selling and the cashing in of gold as a liquid asset at a time when availability of credit was sharply restricted across much of the globe. This continued in the first quarter of 2009, with scrap supply reaching a quarterly record of 558 tonnes. However, recycling activity abated significantly in the second quarter of 2009, with scrap supply falling to 334 tonnes.

Official sector transactions

Historically, central banks have retained gold as a strategic reserve asset. However, since 1989 the official sector has been a net seller of gold to the private sector, supplying an average of 399 tonnes per year from 1989 to 2008. This has resulted in net movements of gold from the official to the private sector. Owing to the prominence given by market commentators to this activity and the size of official sector gold holdings, this sector has been one of the more visible sources of supply. During 2009, dwindling sales from European central banks under the Central Bank Gold Agreement, coupled with substantial purchases on the part of several central banks outside the Agreement including China, Russia, and India, meant that the sector turned a net buyer for the first time in two decades. Other smaller purchases have followed, reducing the overall net supply of gold to the private sector market.

The first Central Bank Gold Agreement, announced during the International Monetary Fund (IMF) meetings in Washington, D.C. on September 26, 1999, was a voluntary agreement among key central banks to clarify their intentions with respect to their gold holdings. The signatories to the agreement were the European Central Bank and 14 other European central banks. These institutions agreed not to enter the gold market as sellers except for already decided sales, which were to be achieved through a five year program that limited annual sales to approximately 400 tonnes. The agreement was extended as the second Central Bank Gold Agreement for a further five-year period from September 27, 2004, with a higher 500 tonne annual ceiling for gold sales. The Bank of Greece replaced the Bank of England as a signatory to the second agreement, as the UK government announced that it had no further plans to sell gold.

In August 2009, an announcement confirmed that a third Central Bank Gold Agreement would run for a further five-year term, from September 27, 2009 (immediately after the second agreement expires). Under the third agreement, the annual ceiling for gold sales was reduced to 400 tonnes. The agreement also stated that proposed IMF sales of 403 tonnes of gold “can be accommodated within the above ceiling.” This third agreement covered the 15 original signatories to the second agreement (the European Central Bank and the national banks of Belgium, Germany, Ireland, Greece, Spain, France, Italy, Luxembourg, The Netherlands, Austria, Portugal, Finland, Sweden and Switzerland), together with the national banks of Slovenia, Cyprus, Malta and Slovakia, which all joined the second agreement when they adopted the euro.

The following chart shows the reported gold holdings in the official sector at December 31, 2008.

(1)	The Euro Area at the end of 2008 comprised the following countries: Austria, Belgium, Cyprus, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Malta, The Netherlands, Portugal, Slovakia, Slovenia, and Spain, plus the European Central Bank.

Source: IMF, International Financial Statistics, April 2009.

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

Sources of Gold Demand

As reported by published statistics, the demand for gold amounted to 2.3% of total above ground stocks in 2008. Demand for gold is driven primarily by demand for jewelry, which is used for adornment and, in much of the developing world, also as an investment. Retail investment and industrial applications represent increasingly important, though relatively small, components of overall demand. Retail investment is measured as customer purchases of bars and coins. Gold bonding wire and gold plated contacts and connectors are the two most frequent uses of gold in industrial applications.

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

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the ten market-making members of the London Bullion Market Association, or LBMA, a trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The ten market-making members of the LBMA are: the Bank of Nova Scotia—ScotiaMocatta, Barclays Bank PLC, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA, National Association, London Branch, JPMorgan Chase Bank, N.A., Mitsui & Co Precious Metals Inc., London Branch, Royal Bank of Canada Limited, Société Générale and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of 1 kilogram or less. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the ten market-making members of the LBMA, six offer clearing services. There are an additional 59 full members, plus a number of associate members around the world. The information about LBMA members in this report is as of October 15, 2009. These numbers may change from time to time as new members are added and existing members drop out.

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

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the COMEX division of the New York Mercantile Exchange, or the COMEX. This period lasts for approximately four hours each New York business day morning.

The London Bullion Market

Although the market for physical gold is global most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX, the Chicago Board of Trade or CBOT, and the Tokyo Commodity Exchange or TOCOM. The COMEX and the CBOT both began to offer trading in gold futures contracts in 1974. For most of the period since that date, the COMEX has been the largest exchange in the world for trading precious metals futures and options. Trading volumes in gold futures on the CBOT have, however, sometimes exceeded those on the COMEX. In July 2007, the Chicago Mercantile Exchange or CME merged with the CBOT to form the CME Group. On August 22, 2008, the CME Group acquired NYMEX Holdings, Inc., including the COMEX. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

Analysis of Historical Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements. This section of the annual report identifies recent trends in the movements of the gold price and discusses some of the important events which have influenced these movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from January 1, 1971 to September 30, 2009, and is based on the London PM Fix.

Daily gold price - January 1, 1971 to September 30, 2009

The following chart illustrates the movements in the price of gold in U.S. dollars per ounce over the five year period from October 1, 2004 to September 30, 2009, and is based on the London PM Fix.

Daily gold price - October 1, 2004 to September 30, 2009

After reaching a 20-year low of $252.80 per ounce at the London PM Fix on July 20, 1999, the gold price gradually increased. The average gold price for 2004 was $409.17 per ounce, the average for 2005 was $444.45 per ounce and the average for 2006 was $603.96. In 2007, the average gold price for the year was $695.39 per ounce. After trading between $608.40 (January 10) and $691.40 (April 20) for the first eight months of 2007, the price subsequently began to move sharply higher. On January 3, 2008 it broke through the previous record of $850.00 per ounce, which was set on January 21, 1980. The price then rose further to reach a peak of $1,011.25 on March 17, 2008. The gold price fell back from this level to $853.00 on May 1, 2008. The price was volatile for the rest of the year, rising back as high as $986.00 on July 15 and falling to a low of $712.50 on October 24 before ending the year at $869.75. The average price for the year in 2008 was $871.96. For the period from January 1, through September 30, 2009, the average price was $930.60. The gold price reached a low of $810.00 on January 15, 2009 before quickly rising to a high of $989.00 on February 20, 2009 and remained within this range until the beginning of September when the price rose to reach a high of $1,018.50 on September 17, 2009. The London PM Fix on September 30, 2009 was $995.75.

The initial reason for the market’s turnaround during 1999 was the strong rise in physical demand, notably in price sensitive markets such as China, Egypt, India and Japan. The sharp gold price rise in September 1999 was largely a reflection of the Central Bank Gold Agreement, which removed an important element of uncertainty from the market and led not just to renewed professional interest in the market but also to short-covering purchases. The Central Bank Gold Agreement underpinned improved sentiment for the longer term (fears over official sector sales had been a key element to negative sentiment across the market in the latter part of the 1990s).

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

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the U.S. authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold traded between the high-$900s down to the low-$700s. The higher prices tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The average PM Fix for the year to September 30, 2009, was $896.68 per ounce. The gold price broke out of this range in the third quarter of 2009, once again breaching the symbolic US$1000/oz level during the next to the last week of the quarter. The rally continued early in the fourth quarter of 2009, with the gold price posting successive new records in the period to November 24, 2009. The latest record of $1,169.50 per ounce was set at the London PM fix on November 23, 2009. The major driver appears to have been increased investment inflows supported by: first, stronger economic activity and actions by the worlds’ major central banks which have led to an uptick in inflation fears and a rise in demand for gold as a store of value; and second, further dollar weakness, which has increased demand for gold as a dollar hedge.

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

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the Adjusted Net Asset Value, or ANAV of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $41,946,627 for its services during the year ended September 30, 2009.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $2,000,000 for its services during the year ended September 30, 2009.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended effective April 1, 2006, or the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $18,862,928 for its services during the year ended September 30, 2009.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $41,946,627 for its services during the year ended September 30, 2009. Other marketing costs in the year ended September 30, 2009 were $6,125,560.

The administration fees of the Trust were $2,728,503 in the year ended September 30, 2009. These fees include the following: (1) SEC registration fees and other regulatory fees of $851,167; (2) legal fees of $421,832; (3) audit and quarterly review fees of $362,059; (4) internal and external auditor fees in respect of Sarbanes Oxley compliance of $225,413; (5) printing fees of $707,951; and (6) other costs of $160,081. Investors should be aware that administration fees are likely to increase over time due to increases in the fees of service providers to the Trust.

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

The Sponsor’s Role

The Sponsor was responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or such service providers. The Sponsor regularly communicates with the Trustee to monitor the overall performance of the Trust. The Sponsor, with assistance and support from the Trustee, is responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Trust and may from time to time employ legal counsel for the Trust. In accordance with the Trust Indenture, to assist the Sponsor in marketing the Shares, the Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent and the Trust. The Sponsor may also from time to time employ other additional or successor marketing agents after such time as when the Marketing Agent Agreement is no longer in effect. The fees and expenses of the Marketing Agent are, and any additional or successor marketing agent will be, paid by the Trustee from the assets of the Trust. See “The Marketing Agent” for more information about the Marketing Agent. The Sponsor maintains a public website on behalf of the Trust, which contains information about the Trust and the Shares, and oversees certain Shareholder services, such as a call center and prospectus fulfillment.

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

The global parent company of HSBC is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had over $155 billion in regulatory capital resources as of June 30, 2009.

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

Allocated Accounts

An allocated account is an account with a bullion dealer, which may also be a bank, to which individually identified gold bars owned by the account holder are credited. The gold bars in an allocated gold account are specific to that account and are identified by a list which shows, for each gold bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold held in the Trust’s allocated account is the property of the Trust and is not traded, leased or loaned under any circumstances.

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

Transfers of Gold

For each creation of a Basket, the Custodian transfers gold to the Trust by a debit to an Authorized Participant Unallocated Account and a credit to the Trust Unallocated Account. At the end of each business day, the Custodian allocates specific bars of gold from unallocated bars which the Custodian holds or instructs a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian, so that the total of the allocated gold bars represents the amount of gold credited to the Trust Unallocated Account to the extent such amount is representable by whole bars. The amount of gold represented by the allocated gold bars is debited from the Trust Unallocated Account and the allocated gold bars are credited to and held in the Trust Allocated Account. The bars of gold may be held directly by the Custodian or by or for a subcustodian of the Custodian. The Custodian will use commercially reasonable efforts to promptly transport gold that has been allocated in the vault of a subcustodian to the Custodian’s London vault. The transport of the gold is at the Custodian’s cost and risk. The Custodian updates its records at the end of each business day to identify the specific bars of gold allocated to the Trust.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Bear, Stearns & Co. Inc., BMO Capital Markets Corp., CIBC World Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA LLC, RBC Capital Markets Corporation, Scotia Capital (USA) Inc., UBS Securities LLC and Wedbush Morgan Securities Inc. have each signed a Participant Agreement with the Trust and may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

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

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Indenture and the form of Participant Agreement for more detail, each of which have been filed as exhibits to our outstanding registration statement. The form of Participant Unallocated Bullion Account Agreement is attached as an attachment to the form of Participant Agreement which may be obtained from the Trustee. See “Where You Can Find More Information” for information about where you can obtain the registration statement.

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

United States Federal Tax Consequences

The following discussion of the material United States federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income, gift and estate tax consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to U.S. federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special United States federal tax counsel to the Sponsor. The discussion below is based on the United States Internal Revenue Code of 1986, as amended, or Code, Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Investment by U.S. Tax-Exempt Shareholders

U.S. Tax-Exempt Shareholders are subject to United States federal income tax only on their unrelated business taxable income, or UBTI. Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

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

The Shares are designed to mirror as closely as possible the performance of the price of gold, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

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

The Shares have experienced significant price fluctuations. If gold markets continue to be subject to sharp fluctuations, this may result in potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment. Even if you are able to hold Shares for the long-term, you may never experience a profit, since gold markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the COMEX and NYSE Arca. While the Shares trade on NYSE Arca until 8:00 PM New York time, liquidity in the global gold market may be reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Purchasing activity in the gold market associated with the delivery of gold bullion to the Trust in exchange for Baskets may cause a temporary increase in the price of gold. This increase may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the gold bullion required for deposit into the Trust in connection with the creation of Baskets may temporarily increase the market price of gold, which will result in higher prices for the Shares. Temporary increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Baskets. Consequently, the market price of gold may decline immediately after Baskets are created. If the price of gold declines, the trading price of the Shares will also decline.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act of 1936, or CEA.

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

There is a risk that some or all of the Trust’s gold bars held by the Custodian or any sub custodian on behalf of the Trust could be lost, damaged or stolen. Access to the Trust’s gold bars could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

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

The liability of the Custodian is limited under the agreements between the Trustee and the Custodian which establish the Trust’s unallocated gold account (Unallocated Bullion Account Agreement) and the Trust’s allocated gold account (Allocated Bullion Account Agreement) (together, the Custody Agreements). Under the Custody Agreements, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Bullion Account Agreement, to the market value of the gold bars held in the Trust’s allocated gold account (Trust Allocated Account) at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Bullion Account Agreement, to the amount of gold credited to the Trust’s unallocated gold account (Trust Unallocated Account) at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Participant Unallocated Bullion Account Agreement, the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian.

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

Gold bars may be held by one or more subcustodians appointed by the Custodian, or employed by the subcustodians appointed by the Custodian, until it is transported to the Custodian’s London vault premises. Under the Allocated Bullion Account Agreement, except for an obligation on the part of the Custodian to use commercially reasonable efforts to obtain delivery of the Trust’s gold bars from any subcustodians appointed by the Custodian, the Custodian is not liable for the acts or omissions of its subcustodians unless the selection of such subcustodians was made negligently or in bad faith. There are expected to be no written contractual arrangements between subcustodians that hold the Trust’s gold bars and the Trustee or the Custodian, because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee, nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of gold. If the Trust’s gold bars are lost or damaged while in the custody of a subcustodian, the Trust may not be able to recover damages from the Custodian or the subcustodian.

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

If the Trust’s gold bars are lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or one or more subcustodians or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Neither the Shareholders nor any Authorized Participant has a right under the Custody Agreements to assert a claim of the Trustee against the Custodian or any subcustodian; claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Gold bars allocated to the Trust in connection with the creation of a Basket may not meet the London Good Delivery Standards and, if a Basket is issued against such gold, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the gold allocated to the Trust in connection with the creation of a Basket. The gold bars allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for gold bars delivered in settlement of a gold trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such gold, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss. The London Good Delivery Standards are described in “Overview of the Gold Industry—Operation of the Gold Bullion Market—The London Bullion Market.” The Custodian’s responsibility for the allocation to the Trust of gold meeting LBMA standards is described in “Description of the Custody Agreements—Transfers from the Trust Unallocated Account.”

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may temporarily hold the Trust’s gold bars until transported to the Custodian’s London vault, failure by the subcustodians to exercise due care in the safekeeping of the Trust’s gold bars could result in a loss to the Trust.

Under the Allocated Bullion Account Agreement, the Custodian has agreed that it will hold all of the Trust’s gold bars in its own London vault premises except when the gold bars have been allocated in a vault other than the Custodian’s London vault premises, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold bars to the Custodian’s London vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of the Trust’s gold bars will be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian. The Allocated Bullion Account Agreement is described in “Description of the Custody Agreements.”

The subcustodians which the Custodian currently uses are the Bank of England, Brinks Ltd., Via Mat International and LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Bullion Account Agreement to use reasonable care in appointing its subcustodians but otherwise has no other responsibility in relation to the subcustodians appointed by it. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold bars or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. See “Custody of the Trust’s Gold” for more information about subcustodians that may hold the Trust’s gold.

In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s gold bars and certain related records maintained by the Custodian.

The ability of the Trustee and the Custodian to take legal action against subcustodians may be limited, which increases the possibility that the Trust may suffer a loss if a subcustodian does not use due care in the safekeeping of the Trust’s gold bars.

If any subcustodian which holds gold on a temporary basis does not exercise due care in the safekeeping of the Trust’s gold bars, the ability of the Trustee or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold the Trust’s gold bars and the Trustee or the Custodian, as the case may be. If the Trustee’s or the Custodian’s recourse against the subcustodian is so limited, the Trust may not be adequately compensated for the loss. For more information on the Trustee’s and the Custodian’s ability to seek recovery against subcustodians and the subcustodian’s duty to safekeep the Trust’s gold bars, see “Custody of the Trust’s Gold.”

Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the gold bars held in the Trust’s allocated gold account.

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

In the case of the insolvency of the Custodian, a liquidator may seek to freeze access to the gold held in all of the accounts held by the Custodian, including the Trust Allocated Account. Although the Trust would be able to claim ownership of properly allocated gold bars, the Trust could incur expenses in connection with asserting such claims, and the assertion of such a claim by the liquidator could delay creations and redemptions of Baskets.

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

The following table sets forth the range of reported high and low closing prices of the Shares as reported for NYSE Arca and NYSE transactions for the fiscal years ended September 30, 2009 and 2008.

	High	Low

Fiscal Year Ended September 30, 2009:
Quarter Ended
December 31, 2008	$89.90	$70.00
March 31, 2009	$97.80	$79.79
June 30, 2009	$96.39	$85.20
September 30, 2009	$99.91	$89.25

	High	Low

Fiscal Year Ended September 30, 2008:
Quarter Ended
December 31, 2007	$82.94	$71.90
March 31, 2008	$99.22	$84.75
June 30, 2008	$93.26	$83.97
September 30, 2008	$96.18	$73.13

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

May 2009	$96.16	$86.98
June 2009	$96.39	$90.56
July 2009	$93.71	$89.25
August 2009	$94.75	$91.65
September 2009	$99.91	$93.90
October 2009	$104.23	$97.92
November 2009 (through November 24, 2009)	$114.75	$103.95

Issuer Purchase of Equity Securities

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 466 Baskets (46,600,000 Shares) during the year ended September 30, 2009 and 885 Baskets (88,500,000 Shares) during the year ended September 30, 2008.

From the inception of the Trust through September 30, 2009, the Trust redeemed 1,827 Baskets (182,700,000 Shares).

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

					Nov 12, 2004
					(Date of
					Inception)
	Year ended	Year ended	Year ended	Year ended	through
(Amounts in 000’s of US$)	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005

Total gain on gold	$508,473	$2,036,135	$353,110	$159,338	$1,831
Net Gain	$394,863	1,965,562	313,442	135,210	(5,965)
Net cash flows from operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

					Nov 12, 2004
					(Date of
					Inception)
	Year ended	Year ended	Year ended	Year ended	through
(Amounts, except per share, are in 000’s of US$)	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005

REVENUES
Proceeds from sales of gold	$108,235	$68,188	$37,965	$22,551	$6,680
Cost of gold sold to pay expenses	(93,494)	(50,202)	(31,057)	(18,213)	(6,737)

Gain on gold sold to pay expenses	14,741	17,986	6,908	4,338	(57)
Gain on gold distributed for the redemption of shares	493,732	2,018,149	346,202	155,000	3,679

Diminution in value of investment in gold	—	—	—	—	(1,791)
Total Gain on gold	508,473	2,036,135	353,110	159,338	1,831

EXPENSES
Custody fees	18,863	12,307	7,202	5,146	1,952
Trustee fees	2,000	2,000	1,891	1,206	444
Sponsor fees	41,946	25,472	14,476	8,286	2,225
Marketing agent fees	41,946	25,472	14,476	8,286	2,225
Other expenses	8,855	5,322	1,623	1,204	950

Total expenses	113,610	70,573	39,668	24,128	7,796

Net Gain	$394,863	$1,965,562	$313,442	$135,210	$(5,965)

Net Gain per share	$1.24	$9.60	$2.05	$1.30	$(0.11)

Weighted average number of shares	319,348	204,762	152,872	104,262	52,130

Statements of Condition Data:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$, except for share data)	2009	2008	2007	2006	2005

ASSETS
Investment in Gold, at cost(1)	$28,463,669	$16,878,554	$10,644,489	$6,200,226	$2,910,613
Gold Receivable	39,068	897,184	—	—	—

Total Assets	$28,502,737	$17,775,738	$10,644,489	$6,200,226	$2,910,613

LIABILITIES
Total Liabilities	12,157	$6,782	$4,396	$2,693	$1,116
Commitments and Contingencies	—	—	—	—	—

Redeemable Shares:
Shares at redemption value to investors(2)	$35,054,043	21,471,084	13,803,588	7,441,489	3,155,107

Shareholders’ Deficit	(6,563,463)	(3,702,128)	(3,163,495)	(1,243,956)	(245,610)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$28,502,737	$17,775,738	$10,644,489	$6,200,226	$2,910,613

(1)	The market value of Investment in Gold was $35,027,132 at September 30, 2009, $20,580,682 at September 30, 2008, $13,807,984 at September 30, 2007, $7,444,182 at September 30, 2006 and $3,156,223 at September 30, 2005.

(2)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 358,900,000 at September 30, 2009; 246,500,000 at September 30, 2008, 187,900,000 at September 30, 2007; 125,100,000 at September 30, 2006; and 66,900,000 at September 30, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and Net Asset Value of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

Share & gold price v. NAV from fund inception to September 30, 2009

The divergence of the price of the Shares and Net Asset Value of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at September 30, 2009 and 2008:

	Sept 30,	Sept 30,
(Amount in 000’s of US$)	2009	2008

Investment in gold – average cost	$28,463,669	$16,878,554
Unrealized gain on investment in gold	6,563,463	3,702,128

Gold holdings – market value	$35,027,132	$20,580,682

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

Review of Financial Results

Financial Highlights	For the	For the	For the
(All amounts in the following table and the subsequent paragraph, except	year ended	year ended	year ended
per share, are in 000’s of US$)	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007

Total gain on gold	$508,473	$2,036,135	$353,110
Net Gain	$394,863	$1,965,562	$313,442
Net cash flows from operating activities	$—	$—	$—

The Trust’s gain on gold for the year ended September 30, 2009 is made up of a gain of $493,732 on gold distributed on the redemption of shares (for the year ended September 30, 2008 a gain of $2,018,149; for the year ended September 30, 2007 a gain of $346,202) plus a gain of $14,741 on the sale of gold to pay expenses (for the year ended September 30, 2008 a gain of $17,986; for the year ended September 30, 2007 a gain of $6,908).

Selected Supplemental Data

	Sept 30	Sept 30	Sept 30
(All amounts, except per ounce and per share, are in 000’s)	2009	2008	2007

Ounces of Gold:
Opening Balance	23,268.2	18,584.1	12,422.5
Creations (excluding gold receivable at September 30, 2009-39.2, at September 30, 2008 - 1,014.3 and at September 30, 2007 - nil)	16,607.2	13,491.8	9,121.7
Redemptions	(4,578.9)	(8,728.6)	(2,901.7)
Sales of gold	(119.9)	(79.1)	(58.4)

Closing Balance	35,176.6	23,268.2	18,584.1

Gold price per ounce – London PM fix	995.75	884.50	743.00

Market value of gold holdings	35,027,132	20,580,682	13,807,984

Number of Shares:
Opening Balance	246,500	187,900	125,100
Creations	159,000	147,100	92,100
Redemptions	(46,600)	(88,500)	(29,300)

Closing Balance	358,900	246,500	187,900

Net Asset Value per share:
Creations	90.62	87.72	65.52
Redemptions	87.59	87.46	(65.03)

Shares at redemption value to investors at Year End	35,054,043	21,471,084	13,803,588

Redemption Value per Redeemable Share at Year End	97.67	87.10	73.46

Change in Redemption Value over the period	63.3%	55.5%	85.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.035)%	(0.032)%	(0.032)%

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2009 an additional 159,000,000 shares in 1,590 Baskets were created (2008 - 147,100,000 shares (1,471 Baskets), 2007 - 92,100,000 shares (921 Baskets)) in exchange for 16,646,493 ounces of gold including 39,235 ounces of gold receivable (2008 - 14,506,126 oz, 2007 - 9,121,736 oz) and 46,600,000 shares (466 Baskets) were redeemed (2008 - 88,500,000 shares (885 Baskets), 2007 - 29,300,000 shares (293 Baskets)) in exchange for 4,578,845 ounces of gold (2008 - 8,728,064 oz, 2007 - 2,901,748 oz)) and 119,932 ounces of gold were sold to pay expenses (2008 - 79,124 oz, 2007 - 58,390 oz).

As at September 30, 2009, the amount of gold owned by the Trust was 35,215,868 ounces, with a market value of $35,066,200,848 (cost — $28,502,737,382), including gold receivable of 39,235 ounces with a market value of $39,068,311, based on the London PM Fix on September 30, 2009 (in accordance with the Trust Indenture). As at September 30, 2009, the Custodian held 35,176,633 ounces of gold in its vault excluding gold receivable, on behalf of the Trust, with a market value of $35,027,132,537 (cost — $28,463,669,071), subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 39,235 ounces of gold was receivable by the Trust in connection with the creation of Baskets (which gold was received by the Custodian in the normal course of business).

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2009, 2008 and 2007. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2009, 2008 and 2007 was the same as those expenses, resulting in a zero cash balance at September 30, 2009, 2008 and 2007.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2009 and 2008 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the five years from October 1, 2004 to September 30, 2009, and is based on the London PM Fix.

Daily gold price - October 1, 2004 to September 30, 2009

During the year between October 1, 2008, and September 30, 2009, the gold price based on the London PM Fix traded between $712.50 per ounce ((October 24, 2008)) and $1,018.50 (September 17, 2009), and the average was $896.68.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2007, 2008 and 2009, and for the period from the inception of the Trust until September 30, 2009, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to December 31, 2005	$484.97	$536.50	Dec 12, 2005	$456.50	Nov 07, 2005	$513.00	Dec 30, 2005	(2)
Three months to March 31, 2006	$554.07	$584.00	Mar 30, 2006	$524.75	Jan 05, 2006	$582.00	Mar 31, 2006
Three months to June 30, 2006	$627.71	$725.00	May 12, 2006	$567.00	Jun 20, 2006	$613.50	Jun 30, 2006
Three months to September 30, 2006	$621.67	$663.25	Jul 14, 2006	$573.60	Sep 15, 2006	$599.25	Sep 29, 2006
Three months to December 31, 2006	$613.67	$648.75	Dec 01, 2006	$560.75	Oct 06, 2006	$635.70	Dec 29, 2006	(2)
Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	Mar 30, 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	Jun 29, 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	Sep 28, 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007	(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008	(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18	$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00	$1,018.50	Sep 17, 2009	$908.50	Jul 13, 2009	$995.75	Sep 30, 2009

Twelve months ended September 30, 2007	$652.60	$743.00	Sep 28, 2007	$560.75	Oct 06, 2006	$743.00	Sep 28, 2007
Twelve months ended September 30, 2008	$869.50	$1,011.25	Mar 17, 2008	$725.50	Oct 04, 2007	$884.50	Sep 30, 2008
Twelve months ended September 30, 2009	$896.68	$1,018.50	Sep 17, 2009	$712.50	Oct 24, 2008	$995.75	Sep 30, 2009

November 12, 2004 (the inception of the Trust) to September 30, 2009	$691.17	$1,018.50	Sep 17, 2009	$411.10	Feb 08, 2005	$995.75	Sep 30, 2009

(1)	The end of period gold price is the London PM fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on December 31, 2006, 2007 and 2008. The London AM Fix on the last business day of each of these years was $635.70 $836.50 and $865.00 respectively. The Net Asset Value of the Trust on December 31, 2006, 2007 and 2008 was calculated using the London AM Fix, in accordance with the Trust Indenture.

Quarterly Information

Fiscal Period Ended September 30, 2009

(All amounts except per share	Three Months Ended				Year to
are in 000’s of US$)	Dec-31, 2008	Mar-31, 2009	Jun-30, 2009	Sep-30, 2009	Sep-30, 2009

REVENUES
Proceeds from sales of gold	$18,852	$23,869	$32,173	$33,341	$108,235
Cost of gold sold to pay expenses	(17,606)	(20,102)	(27,786)	(28,000)	(93,494)

Gain on gold sold to pay expenses	1,246	3,767	4,387	5,341	14,741
Gain on gold distributed for the redemption of shares	75,113	1,508	116,608	300,503	493,732

Total Gain on gold	76,359	5,275	120,995	305,844	508,473

EXPENSES
Custody fees	$3,344	$4,494	$5,448	$5,577	$18,863
Trustee fees	504	493	499	504	2,000
Sponsor fees	6,933	10,112	12,278	12,623	41,946
Marketing agent fees	6,933	10,112	12,278	12,623	41,946
Other expenses	1,841	2,071	2,551	2,392	8,855

Total expenses	19,555	27,282	33,054	33,719	113,610

Net Gain/(Loss)	$56,804	$(22,007)	$87,941	$272,125	$394,863

Net Gain/(Loss) per share	$0.23	$(0.07)	$0.24	$0.77	$1.24

Weighted average number of shares	247,616	309,078	366,115	354,866	319,348

Fiscal Period Ended September 30, 2008

(All amounts except per share	Three Months Ended				Year to
are in 000’s of US$)	Dec-31, 2007	Mar-31, 2008	Jun-30, 2008	Sep-30, 2008	Sep-30, 2008

REVENUES
Proceeds from sales of gold	$13,945	$16,919	$17,506	$19,818	$68,188
Cost of gold sold to pay expenses	(10,314)	(11,389)	(12,512)	(15,987)	(50,202)

Gain on gold sold to pay expenses	3,631	5,530	4,994	3,831	17,986
Gain on gold distributed for the redemption of shares	126,202	602,018	616,014	673,915	2,018,149

Total Gain on gold	129,833	607,548	621,008	677,746	2,036,135

EXPENSES
Custody fees	2,694	3,297	3,070	3,246	12,307
Trustee fees	504	499	499	498	2,000
Sponsor fees	5,908	6,920	6,347	6,297	25,472
Marketing agent fees	5,908	6,920	6,347	6,297	25,472
Other expenses	315	1,246	1,247	2,514	5,322

Total expenses	15,329	18,882	17,510	18,852	70,573

Net Gain	$114,504	$588,666	$603,498	$658,894	$1,965,562

Net Gain per share	$0.59	$2.84	$3.04	$3.02	$9.60

Weighted average number of shares	195,146	207,448	198,523	217,893	204,762

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2009.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Managing Director (principal executive officer) and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor’s parent, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Managing Director and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Managing Director and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2009, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Managing Director and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2009. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Managing Director and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2009.

November 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited the internal control over financial reporting of SPDR® Gold Trust (the “Trust”) as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Sponsor’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended September 30, 2009 and our report dated November 25, 2009 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

New York, New York
November 25, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Not applicable.

Item 11.	Executive Compensation

During the two years ended September 30, 2009 and 2008 the Trustee, Custodian, Sponsor, and the Marketing Agent received total remuneration as follows:

	Years Ended September 30
Recipient	2009	2008

Custodian	$18,862,928	$12,306,399
Trustee	2,000,000	2,000,000
Sponsor	41,946,627	25,472,166
Marketing Agent	41,946,627	25,472,166

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of September 30, 2009, information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Trust:

Amount and
Nature of
	Beneficial	Percent of
Name and Address	Ownership	Class

None	—	—

(b)	Security Ownership of Management. The Trustee does not beneficially own any of the Trust shares. In various fiduciary capacities, The Bank of New York Mellon owned as of September 30, 2009, an aggregate of 34,232,867 shares with no right to vote any of these shares, nor did it share the right to vote any of these shares. The Bank of New York Mellon disclaims any beneficial interests in these shares.

(c)	Change In Control. Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Directors and Executive Officers

Not applicable.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee, Custodian, Sponsor and Marketing Agent, for the year ended September 30, 2009.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by Deloitte & Touche LLP for the two years ended September 30, 2009 and 2008 were:

	Years Ended September 30
	2009	2008

Audit Fees	$150,000	$145,000
Audit-related fees	256,000	207,000
Tax fees	—	—
All other fees	—	—

Total	$406,000	$352,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor of the Trust.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit
No.	Description

4.1	Trust Indenture dated November 12, 2004, heretofore filed as Exhibit 4.1 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
4.1.1	Amendment No. 1 to Trust Indenture, heretofore filed as Exhibit 4.1 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
4.1.2	Amendment No. 2 to Trust Indenture, dated May 20, 2008, heretofore filed as Exhibit 4.1.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
4.2	Form of Participant Agreement heretofore filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
4.2.1	Amendment No. 1 to Participant Agreements, heretofore filed as Exhibit 4.2 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
4.2.2	Amendment No. 2 to Participant Agreements, dated May 20, 2008, heretofore filed as Exhibit 4.2.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
4.3	Sponsor Payment and Reimbursement Agreement, dated November 12, 2004, heretofore filed as Exhibit 4.3 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.1	Allocated Bullion Account Agreement, dated November 12, 2004, heretofore filed as Exhibit 10.1 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.1.2	Amendment No. 2 to Allocated Bullion Account Agreement, heretofore filed as Exhibit 10.1 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.1.3	Amendment No. 3 to Allocated Bullion Account Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.1.3 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
10.2	Unallocated Bullion Account Agreement, dated November 12, 2004, heretofore filed as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.2.1	Amendment No. 1 to Unallocated Bullion Account Agreement, heretofore filed as Exhibit 10.2 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.2.2	Amendment No. 2 to Unallocated Bullion Account Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.2.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.

Exhibit
No.	Description

10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) heretofore filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, and incorporated herein by reference.
10.3.1	Form of Amendment No. 1 to Participant Unallocated Bullion Account Agreement, dated November 26, 2007, heretofore filed as Exhibit 10.3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement, heretofore filed as Exhibit 10.3.1 to the Trust’s Registration Statement on Form S-3, File No. 333-151056, filed on May 20, 2008, and incorporated herein by reference.
10.4	Depository Agreement, dated November 11, 2004, heretofore filed as Exhibit 10.4 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.5	License Agreement heretofore filed as Exhibit 10.5 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, and incorporated herein by reference.
10.6	Marketing Agent Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.6 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.6.1	Amendment No. 2 to Marketing Agent Agreement, heretofore filed as Exhibit 10.6 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.6.2	Amendment No. 3 to Marketing Agent Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.6.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
10.7	WGTS Funding Agreement, dated October 27, 2004, heretofore filed as Exhibit 10.7 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.8	WGC/WGTS License Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.8 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
10.10	Marketing Agent Reimbursement Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.10 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.

Exhibit
No.	Description

10.11	Amendment No. 1 dated December 5, 2005 to the Allocated Bullion Account Agreement, heretofore filed as Exhibit 10.11 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.12	SPDR Sublicense Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Carter Ledyard & Milburn LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited the accompanying statements of condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2009 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

New York, New York
November 25, 2009

SPDR® GOLD TRUST

Statements of Condition

at September 30, 2009 and 2008

	Sept 30,	Sept 30,
(Amounts in 000’s of US$ except for Share data)	2009	2008

ASSETS
Investment in Gold, at cost(1)	$28,463,669	$16,878,554
Gold Receivable	39,068	897,184

Total Assets	$28,502,737	$17,775,738

LIABILITIES
Accounts payable to related parties	$10,672	$4,179
Accounts payable	1,085	2,256
Accrued expenses	400	347

Total Liabilities	12,157	6,782

Commitments and Contingencies	—	—

Redeemable Shares:
Shares at redemption value to investors(2)	35,054,043	21,471,084

Shareholders’ Deficit	(6,563,463)	(3,702,128)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$28,502,737	$17,775,738

(1)	The market value of Investment in Gold at September 30, 2009 is $35,027,132 and at September 30, 2008 is $20,580,682.

(2)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at September 30, 2009 358,900,000 and at September 30, 2008 246,500,000.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2009, 2008 and 2007

	Year ended	Year ended	Year ended
(All amounts except per share in 000’s)	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007

REVENUES
Proceeds from sales of gold	$108,235	$68,188	$37,965
Cost of gold sold to pay expenses	(93,494)	(50,202)	(31,057)

Gain on gold sold to pay expenses	14,741	17,986	6,908
Gain on gold distributed for the redemption of shares	493,732	2,018,149	346,202

Total Gain on gold	508,473	2,036,135	353,110

EXPENSES
Custody fees	18,863	12,307	7,202
Trustee fees	2,000	2,000	1,891
Sponsor fees	41,946	25,472	14,476
Marketing agent fees	41,946	25,472	14,476
Other expenses	8,855	5,322	1,623

Total expenses	113,610	70,573	39,668

Net Gain	$394,863	$1,965,562	$313,442

Net Gain per share	$1.24	$9.60	$2.05

Weighted average number of shares	319,348	204,762	152,872

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flow

For the years ended September 30, 2009, 2008 and 2007

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007

INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$108,235	$68,188	$37,965
Cash expenses paid	(108,235)	(68,188)	(37,965)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares	$14,369,479	$12,903,805	$6,034,380

Value of gold distributed for redemption of shares – at average cost	$3,588,054	$5,722,355	$1,559,060

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Gain	$394,863	$1,965,562	$313,442
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in gold assets	(11,585,115)	(6,234,065)	(4,444,263)
Decrease/(Increase) in gold receivable	858,116	(897,184)	—
Increase in accounts payable	5,375	2,386	1,703
Increase/(Decrease) in redeemable shares
Creations	14,408,547	12,903,805	6,034,380
Redemptions	(4,081,786)	(7,740,504)	(1,905,262)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended September 30, 2009, 2008 and 2007

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2009	2008	2007

Shareholders’ Deficit – Opening Balance	$(3,702,128)	$(3,163,495)	$(1,243,956)
Net Gain for the period	394,863	1,965,562	313,442
Adjustment of Redeemable Shares to redemption value	(3,256,198)	(2,504,195)	(2,232,981)

Shareholders’ Deficit – Closing Balance	$(6,563,463)	$(3,702,128)	$(3,163,495)

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of September 30, 2009 and 2008:

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2009	2008

Investment in gold – average cost	$28,463,669	$16,878,554
Unrealized gain on investment in gold	6,563,463	3,702,128

Investment in gold – market value	$35,027,132	$20,580,682

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

2.2  Gold receivable

Gold receivable, when recorded, represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. As of September 30, 2009 there was $39,068,311 gold receivable and at September 30, 2008 there was $897,184,358 gold receivable.

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the shares for the years ended September 30, 2009, 2008 and 2007 are as follows:

	Sept 30,	Sept 30,	Sept 30,
(All amounts are in 000’s)	2009	2008	2007

Number of Redeemable Shares:
Opening Balance	246,500	187,900	125,100
Creations	159,000	147,100	92,100
Redemptions	(46,600)	(88,500)	(29,300)

Closing Balance	358,900	246,500	187,900

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2009	2008	2007

Redeemable shares:
Opening Balance	$21,471,084	$13,803,588	$7,441,489
Creations	14,408,547	12,903,805	6,034,380
Redemptions	(4,081,786)	(7,740,504)	(1,905,262)
Adjustment to redemption value	3,256,198	2,504,195	2,232,981

Closing Balance	$35,054,043	$21,471,084	$13,803,588

Redemption Value per Redeemable Share at period end	$97.67	$87.10	$73.46

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

2.6  Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 740-10 Income Taxes. FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740-10 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Accordingly, FASB ASC 740-10 was effective for the Trust’s fiscal year ending September 30, 2008 and was adopted as of October 1, 2007. The Sponsor has evaluated the effects of FASB ASC 740-10 and has determined that it does not have a significant effect on the financial position or results of operations of the Trust.

3  Investment in Gold

The following represents the changes in ounces of gold and the respective values at September 30, 2009, 2008 and 2007:

	Sept 30,	Sept 30,	Sept 30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2009	2008	2007

Ounces of Gold:
Opening Balance	23,268.2	18,584.1	12,422.5
Creations (excluding gold receivable at September 30, 2009 - 39.2 at September 30, 2008 – 1,014.3 and at September 30, 2007 – nil)	16,607.2	13,491.8	9,121.7
Redemptions	(4,578.9)	(8,728.6)	(2,901.7)
Sales of gold	(119.9)	(79.1)	(58.4)

Closing Balance	35,176.6	23,268.2	18,584.1

Investment in Gold (lower of cost or market):
Opening Balance	$16,878,554	$10,644,489	$6,200,226
Creations (excluding gold receivable at September 30, 2009 - $39,068 at September 30, 2008 - $897,184 and at September 30, 2007 - nil)	15,266,663	12,006,621	6,034,380
Redemptions	(3,588,054)	(5,722,355)	(1,559,060)
Sales of gold	(93,494)	(50,201)	(31,057)

Closing Balance	$28,463,669	$16,878,554	$10,644,489

SPDR® GOLD TRUST

Notes to the Financial Statements

4  Quarterly Statements of Operations (unaudited)

(All amounts except	Three Months Ended				Year to
per share are in 000’s)	Dec-31, 2008	Mar-31, 2009	Jun-30, 2009	Sep-30, 2009	Sep-30, 2009

REVENUES
Proceeds from sales of gold	$18,852	$23,869	$32,173	$33,341	$108,235
Cost of gold sold to pay expenses	(17,606)	(20,102)	(27,786)	(28,000)	(93,494)

Gain on gold sold to pay expenses	1,246	3,767	4,387	5,341	14,741
Gain on gold distributed for the redemption of shares	75,113	1,508	116,608	300,503	493,732

Total Gain on gold	76,359	5,275	120,995	305,844	508,473

EXPENSES
Custody fees	$3,344	$4,494	$5,448	$5,577	$18,863
Trustee fees	504	493	499	504	2,000
Sponsor fees	6,933	10,112	12,278	12,623	41,946
Marketing agent fees	6,933	10,112	12,278	12,623	41,946
Other expenses	1,841	2,071	2,551	2,392	8,855

Total expenses	19,555	27,282	33,054	33,719	113,610

Net Gain/(Loss)	$56,804	$(22,007)	$87,941	$272,125	$394,863

Net Gain/(loss) per share	$0.23	$(0.07)	$0.24	$0.77	$1.24

Weighted average number of shares	247,616	309,078	366,115	354,866	319,348

SPDR® GOLD TRUST

Notes to the Financial Statements

4  Quarterly Statements of Operations (unaudited) (continued)

(All amounts except	Three Months Ended				Year to
per share are in 000’s)	Dec-31, 2007	Mar-31, 2008	Jun-30, 2008	Sep-30, 2008	Sep-30, 2008

REVENUES
Proceeds from sales of gold	$13,945	$16,919	$17,506	$19,818	$68,188
Cost of gold sold to pay expenses	(10,314)	(11,389)	(12,512)	(15,987)	(50,202)

Gain on gold sold to pay expenses	3,631	5,530	4,994	3,831	17,986
Gain on gold distributed for the redemption of shares	126,202	602,018	616,014	673,915	2,018,149

Total Gain on gold	$129,833	$607,548	$621,008	$677,746	$2,036,135

EXPENSES
Custody fees	$2,694	$3,297	$3,070	$3,246	$12,307
Trustee fees	504	499	499	498	2,000
Sponsor fees	5,908	6,920	6,347	6,297	25,472
Marketing agent fees	5,908	6,920	6,347	6,297	25,472
Other expenses	315	1,246	1,247	2,514	5,322

Total expenses	15,329	18,882	17,510	18,852	70,573

Net Gain	$114,504	$588,666	$603,498	$658,894	$1,965,562

Net Gain per share	$0.59	$2.84	$3.04	$3.02	$9.60

Weighted average number of shares	195,146	207,448	198,523	217,893	204,762

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

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the “Marketing Agent”) by the Trustee from the assets of the Trust as compensation for services performed pursuant to the agreement between the Sponsor and the Marketing Agent (Marketing Agent Agreement). The Marketing Agent’s fee is payable monthly, in arrears, and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

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

For the years ended September 30, 2009 and 2008, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $657,248 and $992,705 respectively.

SPDR® GOLD TRUST

Notes to the Financial Statements

5  Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

Amounts Payable to Related Parties

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2009	2008

Payable to Custodian	$(1,882)	$(1,002)
Payable to Trustee	(164)	(159)
Payable to Sponsor	(4,313)	(1,509)
Payable to Marketing Agent	(4,313)	(1,509)

Accounts Payable to related parties	$(10,672)	$(4,179)

6  Concentration of Risk

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

The Sponsor has agreed to indemnify certain parties against certain liabilities and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has agreed to reimburse such parties, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee,

SPDR® GOLD TRUST

Notes to the Financial Statements

7  Indemnification (continued)

for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

8.	Recent Accounting Pronouncements

In September 2006, FASB ASC 820-10 Fair Value Measurements and Disclosures was issued and is effective for fiscal years beginning after November 15, 2007. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Accordingly, FASB ASC 820-10 was effective for the Trust’s fiscal year ended September 30, 2009 and was adopted as of October 1, 2008. The impact to the Trust’s financial statements has not been material.

In February 2007, FASB ASC 825-10 Financial Instruments was issued, which allows companies to elect to measure certain financial assets and liabilities at fair value. The fair value election can be made on an instrument by instrument basis but is irrevocable once made. FASB ASC 825-10 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. FASB ASC 825-10 was effective for the Trust’s fiscal year ending September 30, 2009. The impact to the Trust’s financial statements has not been material.

In May 2009, FASB ASC 855-10 Subsequent Events was issued, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. FASB ASC 855-10 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Trust has adopted FASB ASC 855-10 for the year ended September 30, 2009. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, November 25, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/ James Lowe
James Lowe
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: November 25, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.