Form 10-Q
period 2009-12-31
SPDR GOLD TRUST
filed 2010-02-05
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2009
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ☐     No ☒

As of February 2, 2010 the Registrant had 364,800,000 shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Condition
at December 31, 2009 and September 30, 2009

	Dec-31,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2009	2009(1)

ASSETS
Investment in Gold(2)	$30,078,412	$28,463,669
Gold Receivable	32,456	39,068

Total Assets	$30,110,868	$28,502,737

LIABILITIES
Accounts payable to related parties	$12,880	$10,672
Accounts payable	440	1,085
Accrued expenses	1,286	400

Total Liabilities	14,606	12,157
Redeemable Shares:
Shares at redemption value to investors(3)	40,222,969	35,054,043
Shareholders’ Deficit	(10,126,707)	(6,563,463)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$30,110,868	$28,502,737

(1)	Derived from audited statement of condition as of September 30, 2009.

(2)	The market value of Investment in Gold at December 31, 2009 is $40,205,119 and at September 30, 2009, is $35,027,132.

(3)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at December 31, 2009 are 371,800,000 and at September 30, 2009, 358,900,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations
For the three months ended December 31, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amounts in 000’s of US$, except for share and per share data)	2009	2008

REVENUES
Proceeds from sales of gold	$37,288	$18,852
Cost of gold sold to pay expenses	(27,348)	(17,606)

Gain on gold sold to pay expenses	9,940	1,246
Gain on gold distributed for the redemption of shares	245,452	75,113

Total Gain on gold	255,392	76,359

EXPENSES
Custody fees	6,544	3,344
Trustee fees	504	504
Sponsor fees	14,833	6,933
Marketing agent fees	14,833	6,933
Other expenses	3,024	1,841

Total expenses	39,738	19,555

Net Gain from Operations	$215,654	$56,804

Net Gain per share	$0.59	$0.23

Weighted average number of shares (000’s)	365,974	247,616

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows
For the three months ended December 31, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amounts in 000’s of US$)	2009	2008

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$37,288	$18,852
Cash expenses paid	(37,288)	(18,852)

(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	2,261,093	1,647,238

Value of gold distributed for redemption of shares	658,129	920,409

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amount in 000’s of US$)	2009	2008

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain from Operations	$215,654	$56,804
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in gold assets	(1,614,743)	(1,608,807)
Decrease in gold receivable	6,612	761,026
Increase in liabilities	2,449	703
Increase/(decrease) in redeemable shares
Creations	2,293,608	1,785,796
Redemptions	(903,580)	(995,522)

Net cash provided by operating activities	—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the three months ended December 31, 2009

Three Months
Ended
(Amounts in 000’s of US$)	Dec-31, 2009

Shareholders’ Deficit - Opening Balance	$(6,563,463)
Net Gain for the period	215,654
Adjustment of Redeemable Shares to redemption value	(3,778,898)

Shareholders’ Deficit - Closing balance	$(10,126,707)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 (“Date of Inception”) under New York law pursuant to a trust indenture. The fiscal year end for the Trust is September 30th. The Trust holds gold and issues shares (“Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

The condensed statements of condition at December 31, 2009 and September 30, 2009, the condensed statements of operations and of cash flows for the three months ended December 31, 2009 and December 31, 2008 and the condensed statement of changes in shareholders’ deficit for the three months ended December 31, 2009 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Gold is held by HSBC Bank USA, N.A. (the “Custodian”), on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the price of gold set by the London gold pool (“London Fix”) used to determine the Net Asset Value (“NAV”) of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of December 31, 2009 and September 30, 2009:

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2009	2009

Investment in gold - average cost	$30,078,412	$28,463,669
Unrealized gain on investment in gold	10,126,707	6,563,463

Investment in gold - market value	$40,205,119	$35,027,132

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

2.2.  Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of December 31, 2009 there was $32,456,053 gold receivable and as of September 30, 2009 there was $39,068,311 gold receivable.

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the three months ended December 31, 2009 and for the year ended September 30, 2009, are as follows:

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(All amounts are in 000’s)	2009	2009

Number of Redeemable Shares:
Opening Balance	358,900	246,500
Creations	21,100	159,000
Redemptions	(8,200)	(46,600)

Closing Balance	371,800	358,900

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2009	2009

Redeemable shares:
Opening Balance	$35,054,043	$21,471,084
Creations	2,293,608	14,408,547
Redemptions	(903,580)	(4,081,786)
Adjustment to redemption value	3,778,898	3,256,198

Closing Balance	$40,222,969	$35,054,043

Redemption Value per Redeemable Share at Period End	$108.18	$97.67

2.4.  Revenue Recognition Policy

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Trustee”), will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

the Sponsor, when selling gold, the Trustee will endeavor to sell at the price established by the London Fix at 3:30 p.m. London time (“London PM Fix”). The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

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

The following represents the changes in ounces of gold and the respective values for the three months ended December 31, 2009 and for the year ended September 30, 2009:

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2009	2009

Ounces of Gold:
Opening Balance	35,176.6	23,268.2
Creations (excluding gold receivable at December 31, 2009 -29.4, and at September 30, 2009 - 39.2)	2,078.4	16,607.2
Redemptions	(803.8)	(4,578.9)
Sales of gold	(33.6)	(119.9)

Closing Balance	36,417.6	35,176.6

Investment in Gold (lower of cost or market):
Opening Balance	28,463,669	16,878,554
Creations (excluding gold receivable at December 31, 2009 - $32,456, and at September 30, 2009 - $39,068)	2,300,220	15,266,663
Redemptions	(658,129)	(3,588,054)
Sales of gold	(27,348)	(93,494)

Closing Balance	$30,078,412	$28,463,669

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

Until the earlier of November 11, 2011, or until the termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $700 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in “Business of the Trust — Trust Expenses” in the 10-K for the fiscal year ended September 30, 2008 and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

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

For the three months ended December 31, 2009 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were reduced by $69,114 each. For the three months ended December 31, 2008, the comparable reduction in fees was $400,140.

Amounts Payable to Related Parties

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2009	2009

Payable to Custodian	$(2,288)	$(1,882)
Payable to Trustee	(170)	(164)
Payable to Sponsor	(5,211)	(4,313)
Payable to Marketing Agent	(5,211)	(4,313)

Accounts Payable to related parties	$(12,880)	$(10,672)

5.	Concentration of Risk

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

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the distribution agreement between the Sponsor and the Purchaser, dated November 16, 2004 (the “Distribution Agreement”), the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

SPDR® GOLD TRUST

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

7.	Subsequent Events

The Company has evaluated events subsequent to the December 31, 2009 quarter end through February 5, 2010, the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold):

Share & gold price v. NAV from Date of Inception to December 31, 2009

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust’s expenses since the Date of Inception.

Valuation of Gold, Definition of NAV and ANAV

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the “Valuation Time”), the Trustee, values the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

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

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees to be computed by reference to the value of the ANAV of the Trust or custody fees computed by reference to the value of gold held in the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the fees of the Trustee, the Sponsor, and the Marketing Agent.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at December 31, 2009 and September 30, 2009:

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2009	2009

Investment in gold - average cost	$30,078,412	$28,463,669
Unrealized gain on investment in gold	10,126,707	6,563,463

Investment in gold - market value	$40,205,119	$35,027,132

Critical Accounting Policy

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London Fix used to determine the NAV of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

Review of Financial Results

Financial Highlights

	Three Months	Three Months
(All amounts in the following table and four paragraphs,	Ended	Ended
except per share, are in 000’s of US$)	Dec-31, 2009	Dec-31, 2008

Total Gain on gold	$255,392	$76,359
Net Gain	$215,654	$56,804
Gain per share	$0.59	$0.23
Net cash flows from operating activities	0	0

The Trust’s total gain on gold for the three months ended December 31, 2009 of $255,392 is made up of a gain of $9,940 on the sale of gold to pay expenses plus a gain of $245,452 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the three months ended December 31, 2008 of $76,359 is made up of a gain of $1,246 on the sale of gold to pay expenses plus a gain of $75,113 on gold distributed on the redemption of shares.

Selected Supplemental Data - For the three months ended December 31, 2009 and for the year ended September 30, 2009.

	Three Months	Year
	Ended	Ended
	Dec-31,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2009	2009

Ounces of Gold:
Opening Balance	35,176.6	23,268.2
Creations (excluding gold receivable at December 31, 2009 – 29.4 and at September 30, 2009 – 39.2)	2,078.4	16,607.2
Redemptions	(803.8)	(4,578.9)
Sales of gold	(33.6)	(119.9)

Closing Balance	36,417.6	35,176.6

Period end Gold price per ounce - London Fix	$1,104.00	$995.75

Market value of gold holdings excluding gold receivable	$40,205,119	$35,027,132

Number of Shares:
Opening Balance	358,900	246,500
Creations	21,100	159,000
Redemptions	(8,200)	(46,600)

Closing Balance	371,800	358,900

Net Asset Value per share:
Creations	$108.70	$90.62
Redemptions	$110.19	$87.59

Shares at redemption value to investors at Period End	$40,222,969	$35,054,043

Redemption Value per Redeemable Share at Period End	$108.18	$97.67

Change in Redemption Value through Period End	14.7%	63.3%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.036)%	(0.035)%

Results of Operations

In the three months ended December 31, 2009, 21,100,000 shares (211 Baskets) were created in exchange for 2,068,613 ounces of gold including 29,399 ounces of gold receivable; 8,200,000 shares (82 Baskets) were redeemed in exchange for 803,833 ounces of gold and 33,569 ounces of gold were sold to pay expenses.

As at December 31, 2009, the amount of gold owned by the Trust was 36,447,079 ounces with a market value of $40,237,575,616 (cost – $30,110,867,787), including gold receivable of 29,398 ounces with a market value of $32,456,053 based on the London AM Fix on December 31, 2009 (in accordance with the Trust Indenture).

As at December 31, 2009, the Custodian held 36,417,681 ounces of gold in its vault excluding gold receivable, on behalf of the Trust, with a market value of $40,205,119,562 (cost – $30,078,411,733), subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 29,398 ounces of gold was receivable by the Trust in connection with the creation of Baskets (which gold was received by the Custodian in the normal course of business).

As at September 30, 2009, the amount of gold owned by the Trust was 35,215,868 ounces, with a market value of $35,066,200,848 (cost – $28,502,737,382), including gold receivable of 39,235 ounces with a market value of $39,068,311, based on the London PM Fix on September 30, 2009 (in accordance with the Trust Indenture).

Cash flow from operations

The Trust had no net cash flow resulting from operations in the three months ended December 31, 2009, and 2008. Cash received in respect of gold sold to pay expenses in the three months ended December 31, 2009 and 2008 was the same as those expenses, resulting in zero cash balances at December 31, 2009 and 2008.

Cash Resources and Liquidity

At December 31, 2009 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2005 to December 31, 2009, and is based on the London PM Fix.

Daily gold price - January 1, 2005 to December 31, 2009

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through December 31, 2009, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to March 31, 2007	$649.82	$685.75	Feb 26, 2007	$608.40	Jan 10, 2007	$661.75	Mar 30, 2007
Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	Jun 29, 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	Sep 28, 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18	$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00	$1,018.50	Sep 17, 2009	$908.50	Jul 13,2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009(2)

Twelve months ended December 31, 2007	$696.40	$841.10	Nov 08, 2007	$608.40	Jan 10, 2007	$836.50	Dec 31, 2007
Twelve months ended December 31, 2008	$871.80	$1,011.25	Mar 17, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008
Twelve months ended December 31, 2009	$973.39	$1,212.50	Dec 02, 2009	$810.00	Jan 15, 2009	$1,104.00	Dec 31, 2009

November 12, 2004 to December 31, 2009	$711.31	$1,212.50	Dec 02, 2009	$411.10	Feb 08, 2005	$1,104.00	Dec 31,2009

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2007, 2008 and 2009. The London AM Fix on the last business day was, $836.50, $865.00 and $1,104.00 respectively. The Net Asset Value of the Trust on December 31, 2007, 2008 and 2009 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the Date of Inception, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the U.S. authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold traded in a range from the mid-$900s down to the low-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The gold price broke out of this range in the third quarter of 2009, once again breaching the symbolic $1,000/oz level during the next to the last week of the quarter. The rally continued in the fourth quarter of 2009, reaching a new high of $1,212.50 per ounce at the London PM fix on December 2, 2009. The major drivers appear to have been increased investment inflows and a shift in behavior in central bank reserve management as western central banks slowed gold sales and developing nations increased their gold reserves. Increased investment inflows have been supported by an increase in inflation concerns, a rise in demand for gold as a store of value, and increased demand for gold as a dollar hedge. The average price for the three months to December 31, 2009, was $1,099.77.

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

The Shares are designed to mirror as closely as possible the price of gold and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

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

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2009, 5,627 Baskets (562,700,000 Shares) have been created. As of February 2, 2010, 364,800,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for February 2, 2010 was $108.83

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/  Graham Richardson
Graham Richardson
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: February 5, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.