Form 10-Q
period 2010-03-31
SPDR GOLD TRUST
filed 2010-05-10
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ☐     No ☒

As of May 7, 2010 the Registrant had 390,400,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition
at March 31, 2010 and September 30, 2009

	Mar-31,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2010	2009(1)

ASSETS
Investment in Gold, at cost(2)	$30,103,537	$28,463,669
Gold Receivable	185,653	39,068

Total Assets	$30,289,190	$28,502,737

LIABILITIES
Accounts payable to related parties	$12,556	$10,672
Accounts payable	434	1,085
Accrued expenses	3,048	400

Total Liabilities	16,038	12,157
Redeemable Shares:
Shares at redemption value to investors(3)	40,504,446	35,054,043
Shareholders’ Deficit	(10,231,294)	(6,563,463)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$30,289,190	$28,502,737

(1)	Derived from audited statement of condition as of September 30, 2009.

(2)	The market value of Investment in Gold at March 31, 2010 is $40,334,831 and at September 30, 2009, is $35,027,132.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at March 31, 2010 was 370,900,000 and at September 30, 2009 was 358,900,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations
For the three months ended March 31, 2010 and 2009 and the six months ended March 31, 2010 and 2009

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(Amounts in 000’s of US$, except for share and per share data)	2010	2009	2010	2009

REVENUES
Proceeds from sales of gold	$37,685	$23,869	$74,973	$42,721
Cost of gold sold to pay expenses	(27,664)	(20,102)	(55,012)	(37,708)

Gain on gold sold to pay expenses	10,021	3,767	19,961	5,013
Gain on gold distributed for the redemption of Shares	315,102	1,508	560,554	76,621

Total Gain on gold	325,123	5,275	580,515	81,634

EXPENSES
Custody fees	6,452	4,494	12,996	7,839
Trustee fees	493	493	997	997
Sponsor fees	14,606	10,112	29,439	17,045
Marketing agent fees	14,606	10,112	29,439	17,045
Other expenses	2,959	2,071	5,983	3,911

Total expenses	39,116	27,282	78,854	46,837

Net Gain/(Loss) from Operations	$286,007	$(22,007)	$501,661	$34,797

Net Gain/(Loss) per Share	$0.78	$(0.07)	$1.37	$0.13

Weighted average number of Shares (000’s)	365,749	309,078	365,863	278,009

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows
For the three months ended March 31, 2010 and 2009 and the six months ended March 31, 2010 and 2009

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(Amounts in 000’s of US$)	2010	2009	2010	2009

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$37,685	$23,869	$74,973	$42,721
Cash expenses paid	(37,685)	(23,869)	(74,973)	(42,721)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$904,330	$10,235,748	$3,197,937	$12,021,545

Value of gold distributed for redemption of Shares	$882,666	$7,823	$1,540,794	$928,233

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31	Mar-31,
(Amount in 000’s of US$)	2010	2009	2010	2009

RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain/(Loss) from Operations	$286,007	$(22,007)	$501,661	$34,797
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in investment in gold	(25,125)	(10,344,571)	(1,639,868)	(11,953,378)
(Increase)/Decrease in gold receivable	(153,197)	64,095	(146,585)	825,121
Increase in liabilities	1,431	3,412	3,881	4,115
Increase/(decrease) in redeemable Shares
Creations	1,088,652	10,308,401	3,382,259	12,094,198
Redemptions	(1,197,768)	(9,330)	(2,101,348)	(1,004,853)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the six months ended March 31, 2010

Six Months
Ended
(Amounts in 000’s of US$)	Mar-31, 2010

Shareholders’ Deficit - Opening Balance	$(6,563,463)
Net Gain for the period	501,661
Adjustment of Redeemable Shares to redemption value	(4,169,492)

Shareholders’ Deficit - Closing balance	$(10,231,294)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

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

The condensed statements of condition at March 31, 2010 and September 30, 2009, the condensed statements of operations and of cash flows for the three and six months ended March 31, 2010 and 2009 and the condensed statement of changes in shareholders’ deficit for the six months ended March 31, 2010 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Gold is held by HSBC Bank USA, N.A. (the “Custodian”), on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the price of gold set by the London gold fix (“London Fix”) used to determine the Net Asset Value (“NAV”) of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of March 31, 2010 and September 30, 2009:

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2010	2009

Investment in gold - average cost	$30,103,537	$28,463,669
Unrealized gain on investment in gold	10,231,294	6,563,463

Investment in gold - market value	$40,334,831	$35,027,132

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

2.2.  Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of March 31, 2010 there was $185,653,480 gold receivable and as of September 30, 2009 there was $39,068,311 gold receivable.

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the six months ended March 31, 2010 and for the year ended September 30, 2009, are as follows:

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(All amounts are in 000’s)	2010	2009

Number of Redeemable Shares:
Opening Balance	358,900	246,500
Creations	31,100	159,000
Redemptions	(19,100)	(46,600)

Closing Balance	370,900	358,900

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(Amounts in 000’s of US$ except per Share)	2010	2009

Redeemable Shares:
Opening Balance	$35,054,043	$21,471,084
Creations	3,382,259	14,408,547
Redemptions	(2,101,348)	(4,081,786)
Adjustment to redemption value	4,169,492	3,256,198

Closing Balance	$40,504,446	$35,054,043

Redemption Value per Redeemable Share at Period End	$109.21	$97.67

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

the Sponsor, when selling gold, the Trustee will endeavor to sell at the price established by the London Fix at 3 p.m. London time (“London PM Fix”). The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

2.5.  Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2010.

3.	Investment in Gold

The following represents the changes in ounces of gold and the respective values for the six months ended March 31, 2010 and for the year ended September 30, 2009:

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2010	2009

Ounces of Gold:
Opening Balance	35,176.6	23,268.2
Creations (excluding gold receivable at March 31, 2010 - 166.4, and at September 30, 2009 - 39.2)	2,920.6	16,607.2
Redemptions	(1,871.7)	(4,578.9)
Sales of gold	(67.0)	(119.9)

Closing Balance	36,158.5	35,176.6

Investment in Gold (lower of cost or market):
Opening Balance	$28,463,669	$16,878,554
Creations (excluding gold receivable at March 31, 2010 - $185,653, and at September 30, 2009 - $39,068)	3,235,674	15,266,663
Redemptions	(1,540,794)	(3,588,054)
Sales of gold	(55,012)	(93,494)

Closing Balance	$30,103,537	$28,463,669

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

Fees are paid to the Custodian under the Allocated Bullion Account Agreement (as amended, the “Allocated Bullion Account Agreement”) as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (“Trust Allocated Account”) and the Trust’s unallocated gold account (“Trust Unallocated Account”) and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the “Marketing Agent”), by the Trustee from the assets of the Trust as compensation for services performed pursuant to the agreement between the Sponsor and the Marketing Agent (as amended, the “Marketing Agent Agreement”). The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Until the earlier of November 11, 2011, or until the termination of the Marketing Agent Agreement, if at the end of any month during such period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $700 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

Upon the earlier of November 11, 2011, or the termination of the Marketing Agent Agreement, the fee reduction will expire and the estimated ordinary expenses of the Trust which are payable from the assets of

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4.	Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

the Trust each month may be more than they would have been during the period when the fee reduction was in effect, thus reducing the NAV of the Trust more rapidly than if the fee reduction was in effect and adversely affecting the value of the Shares.

For the three and six months ended March 31, 2010, the fees payable to the Sponsor and the Marketing Agent were each reduced by $63,032 and $132,146 respectively. For the three and six months ended March 31, 2009, the comparable reduction in fees was $119,285 and $519,424 respectively.

Amounts Payable to Related Parties

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2010	2009

Payable to Custodian	$(2,234)	$(1,882)
Payable to Trustee	(170)	(164)
Payable to Sponsor	(5,076)	(4,313)
Payable to Marketing Agent	(5,076)	(4,313)

Accounts Payable to related parties	$(12,556)	$(10,672)

5.	Concentration of Risk

The Trust’s sole business activity is the investment in gold. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, the Sponsor believes there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material affect on the Trust’s financial position and results of operations.

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

The Company has evaluated events subsequent to the March 31, 2010 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Share & gold price v. NAV from Date of Inception to March 31, 2010

The cumulative effect of the Trust’s expenses since the Date of Inception is reflected in the divergence of the price of the Shares and NAV of the Shares from the gold price over time.

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

At the Valuation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Valuation Time, the next most recent London gold price fix (AM or PM) determined prior to the Valuation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London gold price fix (AM or PM) is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at March 31, 2010 and September 30, 2009:

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2010	2009

Investment in gold - average cost	$30,103,537	$28,463,669
Unrealized gain on investment in gold	10,231,294	6,563,463

Investment in gold - market value	$40,334,831	$35,027,132

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

Review of Financial Results

Financial Highlights

	Three Months	Three Months	Six Months	Six Months
(All amounts in the following table and four paragraphs,	Ended	Ended	Ended	Ended
except per share, are in 000’s of US$)	Mar-31, 2010	Mar-31, 2009	Mar-31, 2010	Mar-31, 2009

Total Gain on gold	$325,123	$5,275	$580,515	$81,634
Net Gain/(Loss) from operations	$286,007	$(22,007)	$501,661	$34,797
Net Gain/(Loss) per Share	$0.78	$(0.07)	$1.37	$0.13
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended March 31, 2010 of $325,123,000 is made up of a gain of $10,021,000 on the sale of gold to pay expenses plus a gain of $315,102,000 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the three months ended March 31, 2009 of $5,275,000 was made up of a gain of $3,767,000 on the sale of gold to pay expenses plus a gain of $1,508,000 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the six months ended March 31, 2010 of $580,515,000 is made up of a gain of $19,961,000 on the sale of gold to pay expenses plus a gain of $560,554,000 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the six months ended March 31, 2009 of $81,634,000 was made up of a gain of $5,013,000 on the sale of gold to pay expenses plus a gain of $76,621,000 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the six months ended March 31, 2010 and for the year ended September 30, 2009.

	Six Months	Year
	Ended	Ended
	Mar-31,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2010	2009

Ounces of Gold:
Opening Balance	35,176.6	23,268.2
Creations (excluding gold receivable at March 31, 2010 – 166.4 and at September 30, 2009 – 39.2)	2,920.6	16,607.2
Redemptions	(1,871.7)	(4,578.9)
Sales of gold	(67.0)	(119.9)

Closing Balance	36,158.5	35,176.6

Period end Gold price per ounce - London Fix	$1,115.50	$995.75

Market value of gold holdings excluding gold receivable	$40,334,831	$35,027,132

Number of Shares:
Opening Balance	358,900	246,500
Creations	31,100	159,000
Redemptions	(19,100)	(46,600)

Closing Balance	370,900	358,900

Net Asset Value per share:
Creations	$108.75	$90.62
Redemptions	$110.02	$87.59

Shares at redemption value to investors at Period End	$40,504,446	$35,054,043

Redemption Value per Redeemable Share at Period End	$109.21	$97.67

Change in Redemption Value through Period End	15.5%	63.3%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.040)%	(0.035)%

Results of Operations

In the six months ended March 31, 2010, 31,100,000 Shares (311 Baskets) were created in exchange for 3,047,842 ounces of gold including 166,431 ounces of gold receivable; 19,100,000 Shares (191 Baskets) were redeemed in exchange for 1,871,747 ounces of gold and 67,012 ounces of gold were sold to pay expenses.

As at March 31, 2010, the amount of gold owned by the Trust was 36,324,952 ounces with a market value of $40,520,483,790 (cost – $30,289,189,919), including gold receivable of 166,431 ounces with a market value of $185,653,480 based on the London PM Fix on March 31, 2010.

As at March 31, 2010, the Custodian held 36,158,521 ounces in its vault (36,158,483 ounces of allocated gold in the form of London Good Delivery gold bars and 38 ounces of unallocated gold), excluding gold receivables, with a market value of $40,334,830,509 (cost – $30,103,536,538). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 166,431 ounces of gold was receivable by the Trust in connection with the creation of Baskets (which gold was received by the Custodian in the normal course of business).

As at September 30, 2009, the amount of gold owned by the Trust was 35,215,868 ounces, with a market value of $35,066,200,848 (cost – $28,502,737,382), including gold receivable of 39,235 ounces with a market value of $39,068,311, based on the London PM Fix on September 30, 2009 (in accordance with the Trust Indenture).

As at September 30, 2009, the Custodian held 35,176,633 ounces in its vault (35,176,460 ounces of allocated gold in the form of London Good Delivery gold bars and 173 ounces of unallocated gold), excluding gold receivable, with a market value of $35,027,132,537 (cost — $28,463,669,071). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 39,235 ounces of gold was receivable by the Trust in connection with the creation of Baskets (which gold was received by the Custodian in the normal course of business).

Cash flow from operations

The Trust had no net cash flow resulting from operations in the six months ended March 31, 2010, and 2009. Cash received in respect of gold sold to pay expenses in the six months ended March 31, 2010 and 2009 was the same as those expenses, resulting in zero cash balances at March 31, 2010 and 2009.

Cash Resources and Liquidity

At March 31, 2010 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2005 to March 31, 2010, and is based on the London PM Fix.

Daily gold price - April 1, 2005 to March 31, 2010

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through March 31, 2010, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to June 30, 2007	$666.84	$691.40	Apr 20, 2007	$642.10	Jun 27, 2007	$650.50	Jun 29, 2007
Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	Sep 28, 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18	$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00	$1,018.50	Sep 17, 2009	$908.50	Jul 13,2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009(2)
Three months to March 31, 2010	$1,109.12	$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010

Twelve months ended March 31, 2008	$764.70	$1,011.25	Mar 17, 2008	$642.10	Jun 27, 2007	$933.50	Mar 31, 2008
Twelve months ended March 31, 2009	$867.95	$989.00	Feb 20, 2009	$712.50	Oct 24, 2008	$916.50	Mar 31, 2009
Twelve months ended March 31, 2010	$1,023.37	$1,212.50	Dec 02, 2009	$870.25	Apr 06, 2009	$1,115.50	Mar 31, 2010

November 12, 2004 to March 31, 2010	$729.74	$1,212.50	Dec 02, 2009	$411.10	Feb 08, 2005	$1,115.50	Mar 31, 2010

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2007, 2008 and 2009. The London AM Fix on such business days was, $836.50, $865.00 and $1,104.00 respectively. The Net Asset Value of the Trust on December 31, 2007, 2008 and 2009 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the Date of Inception, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the London PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the U.S. authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a fresh high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold traded in a range from the mid-$900s down to the low-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The gold price broke out of this range in the third quarter of 2009, once again breaching the symbolic $1,000/oz level during the next to the last week of the quarter. The rally continued in the fourth quarter of 2009, reaching a new high of $1,212.50 per ounce at the London PM fix on December 2, 2009. The major drivers appear to have been increased investment inflows and a shift in behavior in central bank reserve management as western central banks slowed gold sales and developing nations increased their gold reserves. Increased investment inflows have been supported by an increase in inflation concerns, a rise in demand for gold as a store of value, and increased demand for gold as a dollar hedge. The average price for the six months ended March 31, 2010, was $1,104.41.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments.

Item 4.	Controls and Procedures

Disclosure controls and procedures.  Under the supervision and with the participation of the Sponsor, World Gold Trust Services, LLC, including its chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal control over financial reporting.  There has been no change in the internal control of the Trust over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

In addition to the other information set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The Shares are designed to mirror as closely as possible the price of gold and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States;

•	Global or regional political, economic or financial events and situations;

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates; and

•	Investment and trading activities of hedge funds and commodity funds.

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

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2010, 5,727 Baskets (572,700,000 Shares) have been created and 2,018 Baskets (201,800,000 Shares) have been redeemed. As of May 7, 2010, 390,400,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for May 7, 2010 was $117.65.

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/  Graham Richardson
Graham Richardson
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: May 10, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.