Form 10-Q
period 2010-06-30
SPDR GOLD TRUST
filed 2010-08-05
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ☐     No ☒

As of August 2, 2010 the Registrant had 421,500,000 Shares outstanding.

SPDR® GOLD TRUST
INDEX

			Page

PART I	-	FINANCIAL INFORMATION	1
Item 1.		Financial Statements (unaudited)	1
		Unaudited Condensed Statements of Financial Condition at June 30, 2010 and September 30, 2009	1
		Unaudited Condensed Statements of Operations for the three and nine months ended June 30, 2010 and 2009	2
		Unaudited Condensed Statements of Cash Flows for the three and nine months ended June 30, 2010 and 2009	3
		Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the nine months ended June 30, 2010	4
		Notes to the Unaudited Condensed Financial Statements	5
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.		Controls and Procedures	16
PART II	-	OTHER INFORMATION	17
Item 1.		Legal Proceedings	17
Item 1A.		Risk Factors	17
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.		Defaults Upon Senior Securities	18
Item 4.		[Removed and Reserved.]	18
Item 5.		Other Information	18
Item 6.		Exhibits	18
SIGNATURES			19
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition
 at June 30, 2010 and September 30, 2009

	Jun-30,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2010	2009(1)

ASSETS
Investment in Gold, at cost(2)	$37,550,656	$28,463,669
Gold Receivable	170,337	39,068

Total Assets	$37,720,993	$28,502,737

LIABILITIES
Accounts payable to related parties	$15,638	$10,672
Accounts payable	1,453	1,085
Accrued expenses	2,821	400

Total Liabilities	19,912	12,157
Redeemable Shares:
Shares at redemption value to investors(3)	52,792,020	35,054,043
Shareholders’ Deficit	(15,090,939)	(6,563,463)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$37,720,993	$28,502,737

(1)	Derived from audited statement of condition as of September 30, 2009.

(2)	The market value of Investment in Gold at June 30, 2010 is $52,641,595 and at September 30, 2009, is $35,027,132.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at June 30, 2010 was 433,900,000 and at September 30, 2009 was 358,900,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations
 For the three months ended June 30, 2010 and 2009 and the nine months ended June 30, 2010 and 2009

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Jun-30,	Jun-30,
(Amounts in 000’s of US$, except for share and per share data)	2010	2009	2010	2009

REVENUES
Proceeds from sales of gold	$42,780	$32,173	$117,753	$74,894
Cost of gold sold to pay expenses	(30,894)	(27,786)	(85,906)	(65,494)

Gain on gold sold to pay expenses	11,886	4,387	31,847	9,400
Gain on gold distributed for the redemption of Shares	53,934	116,608	614,488	193,228

Total Gain on gold	65,820	120,995	646,335	202,628

EXPENSES
Custody fees	7,612	5,448	20,608	13,287
Trustee fees	499	499	1,496	1,496
Sponsor fees	17,461	12,278	46,900	29,323
Marketing agent fees	17,461	12,278	46,900	29,323
Other expenses	3,622	2,551	9,605	6,462

Total expenses	46,655	33,054	125,509	79,891

Net Gain from Operations	$19,165	$87,941	$520,826	$122,737

Net Gain per Share	$0.05	$0.24	$1.38	$0.40

Weighted average number of Shares (000’s)	400,502	366,115	377,409	307,378

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows
 For the three months ended June 30, 2010 and 2009 and the nine months ended June 30, 2010 and 2009

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Jun-30,	Jun-30,
(Amounts in 000’s of US$)	2010	2009	2010	2009

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$42,780	$32,173	$117,753	$74,894
Cash expenses paid	(42,780)	(32,173)	(117,753)	(74,894)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$7,438,800	$950,430	$10,821,060	$13,044,628

Value of gold distributed for redemption of Shares	$145,140	$800,275	$1,685,934	$1,728,508

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30,	Jun-30,	Mar-31,	Jun-30,
(Amount in 000’s of US$)	2010	2009	2010	2009

RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain/(Loss) from Operations	$19,165	$87,941	$520,826	$122,737
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in investment in gold	(7,447,119)	(216,553)	(9,086,987)	(12,169,931)
Decrease/(Increase) in gold receivable	15,316	72,063	(131,269)	897,184
Increase in gold payable	—	155,981	—	155,981
Increase in liabilities	3,874	881	7,755	4,997
Increase/(decrease) in redeemable Shares
Creations	7,607,838	950,430	10,990,097	13,044,628
Redemptions	(199,074)	(1,050,743)	(2,300,422)	(2,055,596)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the nine months ended June 30, 2010

Nine Months
Ended
(Amounts in 000’s of US$)	Jun-30, 2010

Shareholders’ Deficit - Opening Balance	$(6,563,463)
Net Gain for the period	520,826
Adjustment of Redeemable Shares to redemption value	(9,048,302)

Shareholders’ Deficit - Closing Balance	$(15,090,939)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

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

The condensed statements of condition at June 30, 2010 and September 30, 2009, the condensed statements of operations and of cash flows for the three and nine months ended June 30, 2010 and 2009 and the condensed statement of changes in shareholders’ deficit for the nine months ended June 30, 2010 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2010 and 2009 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of June 30, 2010 and September 30, 2009:

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2010	2009

Investment in gold - average cost	$37,550,656	$28,463,669
Unrealized gain on investment in gold	15,090,939	6,563,463

Investment in gold - market value	$52,641,595	$35,027,132

The Trust recognizes the diminution in value of the investment in gold which arises from market declines on an interim basis. Increases in the value of the investment in gold through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

2.2.  Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date. As of June 30, 2010 there was $170,337,467 gold receivable and as of September 30, 2009 there was $39,068,311 gold receivable.

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the nine months ended June 30, 2010 and for the year ended September 30, 2009, are as follows:

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(All amounts are in 000’s)	2010	2009

Number of Redeemable Shares:
Opening Balance	358,900	246,500
Creations	95,800	159,000
Redemptions	(20,800)	(46,600)

Closing Balance	433,900	358,900

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(Amounts in 000’s of US$ except per Share)	2010	2009

Redeemable Shares:
Opening Balance	$35,054,043	$21,471,084
Creations	10,990,097	14,408,547
Redemptions	(2,300,422)	(4,081,786)
Adjustment to redemption value	9,048,302	3,256,198

Closing Balance	$52,792,020	$35,054,043

Redemption Value per Redeemable Share at Period End	$121.67	$97.67

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

2.5.  Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2010 or September 30, 2009.

3.	Investment in Gold

The following represents the changes in ounces of gold and the respective values for the nine months ended June 30, 2010 and for the year ended September 30, 2009:

	Nine Months Ended	Year Ended
	Jun-30,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2010	2009

Ounces of Gold:
Opening Balance	35,176.6	23,268.2
Creations (excluding gold receivable at June 30, 2010 - 136.9, and at September 30, 2009 - 39.2)	9,281.0	16,607.2
Redemptions	(2,038.1)	(4,578.9)
Sales of gold	(103.1)	(119.9)

Closing Balance	42,316.4	35,176.6

Investment in Gold (lower of cost or market):
Opening Balance	$28,463,669	$16,878,554
Creations (excluding gold receivable at June 30, 2010 - $170,337, and at September 30, 2009 - $39,068)	10,858,827	15,266,663
Redemptions	(1,685,934)	(3,588,054)
Sales of gold	(85,906)	(93,494)

Closing Balance	$37,550,656	$28,463,669

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

Until the earlier of November 11, 2011, or the termination of the Marketing Agent Agreement, if at the end of any month during such period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust’s assets is less than approximately $1.2 billion, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust.

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

For the three and nine months ended June 30, 2010, the fees payable to the Sponsor and the Marketing Agent were each reduced by $35,201 and $167,348 respectively. For the three and nine months ended June 30, 2009, the comparable reduction in fees was $117,090 and $636,514 respectively.

Amounts Payable to Related Parties

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2010	2009

Payable to Custodian	$(2,754)	$(1,882)
Payable to Trustee	(164)	(164)
Payable to Sponsor	(6,360)	(4,313)
Payable to Marketing Agent	(6,360)	(4,313)

Accounts Payable to related parties	$(15,638)	$(10,672)

5.	Concentration of Risk

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

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

The Company has evaluated events subsequent to the June 30, 2010 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Share & gold price v. NAV from Date of Inception to June 30, 2010

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at June 30, 2010 and September 30, 2009:

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2010	2009

Investment in gold - average cost	$37,550,656	$28,463,669
Unrealized gain on investment in gold	15,090,939	6,563,463

Investment in gold - market value	$52,641,595	$35,027,132

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

Review of Financial Results

Financial Highlights

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(All amounts in the following table except per share, are in 000’s of US$)	Jun-30, 2010	Jun-30, 2009	Jun-30, 2010	Jun-30, 2009

Total Gain on gold	$65,820	$120,995	$646,335	$202,628
Net Gain from operations	$19,165	$87,941	$520,826	$122,737
Net Gain per Share	$0.05	$0.24	$1.38	$0.40
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended June 30, 2010 of $65,820,000 is made up of a gain of $11,886,000 on the sale of gold to pay expenses plus a gain of $53,934,000 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the three months ended June 30, 2009 of $120,995,000 was made up of a gain of $4,387,000 on the sale of gold to pay expenses plus a gain of $116,608,000 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the nine months ended June 30, 2010 of $646,335,000 is made up of a gain of $31,847,000 on the sale of gold to pay expenses plus a gain of $614,488,000 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the nine months ended June 30, 2009 of $202,628,000 was made up of a gain of $9,400,000 on the sale of gold to pay expenses plus a gain of $193,228,000 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the nine months ended June 30, 2010 and for the year ended September 30, 2009.

	Nine Months	Year
	Ended	Ended
	Jun-30,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2010	2009

Ounces of Gold:
Opening Balance	35,176.6	23,268.2
Creations (excluding gold receivable at June 30, 2010 – 136.9 and at September 30, 2009 – 39.2)	9,281.0	16,607.2
Redemptions	(2,038.1)	(4,578.9)
Sales of gold	(103.1)	(119.9)

Closing Balance	42,316.4	35,176.6

Period end Gold price per ounce - London PM Fix	$1,244.00	$995.75

Market value of gold holdings excluding gold receivable	$52,641,595	$35,027,132

Number of Shares:
Opening Balance	358,900	246,500
Creations	95,800	159,000
Redemptions	(20,800)	(46,600)

Closing Balance	433,900	358,900

Net Asset Value per share:
Creations	$114.72	$90.62
Redemptions	$110.60	$87.59

Shares at redemption value to investors at Period End	$52,792,020	$35,054,043

Redemption Value per Redeemable Share at Period End	$121.67	$97.67

Change in Redemption Value through Period End	50.6%	63.3%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.038)%	(0.035)%

Results of Operations

In the nine months ended June 30, 2010, 95,800,000 Shares (958 Baskets) were created in exchange for 9,378,613 ounces of gold including 136,927 ounces of gold receivable; 20,800,000 Shares (208 Baskets) were redeemed in exchange for 2,038,068 ounces of gold and 103,091 ounces of gold were sold to pay expenses.

As at June 30, 2010, the amount of gold owned by the Trust was 42,453,322 ounces with a market value of $52,811,932,898 (cost – $37,720,993,896), including gold receivable of 136,927 ounces with a market value of $170,337,467 based on the London PM Fix on June 30, 2010.

As at June 30, 2010, the Custodian held 42,316,395 ounces in its vault (42,316,381 ounces of allocated gold in the form of London Good Delivery gold bars and 14 ounces of unallocated gold), excluding gold receivables, with a market value of $52,641,595,414 (cost – $37,550,656,412). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 136,927 ounces of gold was receivable by the Trust in connection with the creation of Baskets (which gold was received by the Custodian in the normal course of business).

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

Cash flow from operations

The Trust had no net cash flow resulting from operations in the three and nine months ended June 30, 2010, and 2009. Cash received in respect of gold sold to pay expenses in the three and nine months ended June 30, 2010 and 2009 was the same as those expenses, resulting in zero cash balances at June 30, 2010 and 2009.

Cash Resources and Liquidity

At June 30, 2010 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2005 to June 30, 2010, and is based on the London PM Fix.

Daily gold price - July 1, 2005 to June 30, 2010

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2010, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to September 30, 2007	$680.13	$743.00	Sep 28, 2007	$648.75	Jul 06, 2007	$743.00	Sep 28, 2007
Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18	$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00	$1,018.50	Sep 17, 2009	$908.50	Jul 13,2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009(2)
Three months to March 31, 2010	$1,109.12	$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74	$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010

Twelve months ended June 30, 2008	$821.06	$1,011.25	Mar 17, 2008	$648.75	Jul 06, 2007	$930.25	Jun 30, 2008
Twelve months ended June 30, 2009	$873.97	$989.00	Feb 20, 2009	$712.50	Oct 24, 2008	$934.50	Jun 30, 2009
Twelve months ended June 30, 2010	$1,089.57	$1,261.00	Jun 28, 2010	$908.50	Jul 13, 2009	$1,244.00	Jun 30, 2010

November 12, 2004 to June 30, 2010	$749.77	$1,261.00	Jun 28, 2010	$411.10	Feb 08, 2005	$1,244.00	Jun 30, 2010

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2007, 2008 and 2009. The London AM Fix on such business days was $836.50, $865.00 and $1,104.00 respectively. The Net Asset Value of the Trust on December 31, 2007, 2008 and 2009 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the Date of Inception, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the London PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the U.S. authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a new high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold traded in a range from the mid-$900s down to the low-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The gold price broke out of this range in the second half of 2009, once again breaching the symbolic $1,000 per ounce level and reaching a new high of $1,212.50 per ounce at the London PM fix on December 2, 2009. The reasons for this included increased investment inflows and a shift in behavior in central bank reserve management as western central banks slowed gold sales and emerging nations increased their gold reserves. This trend has continued in the first half of 2010 with the gold prices breaking a series of historic levels and trading as high as $1,261.00 per ounce at the London PM fix on June 28, 2010. This has been supported by a recovery in jewelry consumption, strong investment demand on the back of currency concerns and a slow economic recovery, and a continuation of the trend in central bank reserve management. The average price for the three, six and nine months ended June 30, 2010 was $1,196.74, $1,152.22 and $1,134.37 per ounce respectively.

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

Internal control over financial reporting.  There has been no change in the internal control of the Trust over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2010, 6,374 Baskets (637,400,000 Shares) have been created and 2,035 Baskets (203,500,000 Shares) have been redeemed. As of August 2, 2010, 421,500,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for August 2, 2010 was $116.20.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/  Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: August 5, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.