Form 10-K
period 2010-09-30
SPDR GOLD TRUST
filed 2010-11-22
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32356

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2010 as reported by the NYSE Arca, Inc. on that date: $40,409,555,000

Number of shares of the registrant’s common stock outstanding as of November 18, 2010: 423,400,000

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

“SPDR” is a trademark of Standard & Poor’s Financial Services, LLC (“S&P”) and has been licensed for use by the Sponsor. The “SPDR” trademark is used under license from S&P and the SPDR® Gold Trust is permitted to use the “SPDR” trademark pursuant to a sublicense from the Marketing Agent. No financial product offered by SPDR® Gold Trust, or its affiliates, is sponsored, endorsed, sold or promoted by S&P. S&P makes no representation or warranty, express or implied, to the owners of any financial product or any member of the public regarding the advisability of investing in securities generally or in financial products particularly or the ability of the index on which financial products are based to track general stock market performance. S&P is not responsible for and has not participated in any determination or calculation made with respect to issuance or redemption of financial products. S&P has no obligation or liability in connection with the administration, marketing or trading of financial products.

WITHOUT LIMITING ANY OF THE FOREGOING IN NO EVENT SHALL S&P HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING, BUT NOT LIMITED TO LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

i

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means of gaining investment benefits similar to those of holding allocated gold bullion. The Shares offer an investment that is:

•	Easily Accessible. Investors can access the gold market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use gold by using the Shares instead of using the traditional means of purchasing, trading and holding gold.

•	Relatively Cost Efficient. The Sponsor believes that, for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of allocated gold.

•	Exchange Traded. The Shares trade on NYSE Arca, Inc. or NYSE Arca, providing investors with an efficient means to buy, sell, or sell short in order to implement a variety of investment strategies. The Shares are eligible for margin accounts. The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Securities Trading Limited, the Stock Exchange of Hong Kong and the Tokyo Stock Exchange.

•	Transparent. The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust’s holdings and their value based on current market prices are reported on the Trust’s website each business day.

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

The Trust creates and redeems Shares from time to time, but only in Baskets. The number of outstanding Shares changes from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed. The total amount of gold and any cash required for the creation of Baskets is based on the combined net asset value, or NAV, of the number of Baskets being created or redeemed. The number of ounces of gold required to create a Basket or to be delivered upon the redemption of a Basket will continue to gradually decrease over time. This is because the Shares comprising a Basket will represent a decreasing amount of gold due to the sale of the Trust’s gold to pay the Trust’s expenses. Baskets may be created or redeemed only by Authorized Participants. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in the Depository Trust Company system, or DTC, (3) has entered into an agreement with the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions, or a Participant Agreement, and (4) has established an unallocated gold account with the Custodian, or an Authorized Participant Unallocated Account. Authorized Participants pay a transaction fee of $2,000 for each order to create or redeem Baskets. Authorized Participants may sell to other investors all or part of the Shares included in the Baskets they purchase from the Trust.

The Trustee determines the NAV of the Trust on each day that NYSE Arca is open for regular trading, at the earlier of the afternoon session of the twice daily fix of the price of gold which starts at 3:00 PM London, England time, or the London PM fix, or 12:00 PM New York time. The London PM fix is performed in London by the five members of the London Gold fix. The NAV of the Trust is the aggregate value of the Trust’s assets less its estimated accrued liabilities (which include accrued expenses). In determining the Trust’s NAV, the Trustee values the gold held by the Trust based on the London PM fix price for an ounce of gold. The Trustee also determines the NAV per Share. If on a day when the Trust’s NAV is being calculated the London PM fix is not available or has not been announced by 12:00 PM New York time, the gold price from the next most recent London fix (AM or PM) will be used, unless the Trustee determines that such price is inappropriate to use.

The Trust’s assets only consist of allocated gold bullion, gold credited to an unallocated gold account, gold receivable when recorded; representing gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account and, from time to time, cash, which will be used to pay expenses. Except for the transfer of gold in or out of the Trust Unallocated Account in connection with the creation or redemption of Baskets or upon a sale of gold to pay the Trust’s expenses, it is anticipated that only a small amount of unallocated gold will be held in the Trust Unallocated Account. Cash held by the Trust will not generate any income. The Trust does not hold any derivative instruments. Each Share represents a proportional interest, based on the total number of Shares outstanding, in the gold and any cash held by the Trust, less the Trust’s liabilities (which include accrued expenses). The secondary market trading price of the Shares has fluctuated in response to the price of gold and the Sponsor believes that the trading price of the Shares reflects the estimated accrued expenses of the Trust.

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

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2010, a publication of GFMS Limited, or GFMS, an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 165,600 tonnes (approximately 5.3 billion ounces) at the end of 2009. These stocks have increased by approximately 2.0% per year on average for the 10 years ending December 2009. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Existing stocks may be broadly divided into two categories based on the primary reason for the purchase or holding of the gold:

•	Gold purchased or held as a store of value or monetary asset; and

•	Gold purchased or held as a raw material or commodity.

The first category, gold held as a store of value or monetary asset, includes the 29,820 tonnes of gold that is estimated to be owned by the official sector (central banks, other governmental agencies and multi-lateral institutions such as the International Monetary Fund). GFMS estimate that 920 tonnes of this had been lent or supplied into the market. This reduces to 28,900 tonnes (17.5% of the estimated total) the total that could theoretically become available in the unlikely event that all official sector holdings were liquidated. The 29,600 tonnes of gold (17.9% of the estimated total) in the hands of private investors also falls into this first category. As of September 30, 2010, the Trust held 1,305 tonnes of gold. While much of the gold in this category exists in bullion form and, in theory, could be mobilized and made available to the market, there are currently no indications that a significantly greater amount of gold will be mobilized in the near future than has been mobilized in recent years.

The second category, gold held as a raw material or commodity, includes the 83,700 tonnes of gold (50.5% of the estimated total) that has been manufactured into jewelry. As all gold jewelry exists as fabricated products, the jewelry would need to be remelted and transformed into bullion bars before being mobilized into the market in an acceptable form. While adornment is the primary motivation behind purchases of gold jewelry in the industrialized world, much of the jewelry in the developing world has an additional store of value element, with this jewelry being held, at least in part, as a means of savings. As this jewelry in the developing world tends to be of higher purity, the price of an item of jewelry is more closely correlated with the value of the gold contained in it than is the case in the industrialized world. As a result, this jewelry is more susceptible to recycling. Recycled jewelry, primarily from the developing world, is the largest single component of annual recycled gold supply, which averaged 1,010 tonnes annually over the last 10 years.

The second category also includes the 19,800 tonnes of gold (12.0% of the estimated total) that has been manufactured or incorporated into industrial products. Similar to jewelry, this gold would need to be recovered from the industrial products and then remelted and recast into bars before it could be mobilized into the market. Small quantities of remelted gold from industrial products come onto the market each year.

Approximately 3,600 tonnes of above-ground stocks (2.2% of the estimated total) is unaccounted for.

World Gold Supply and Demand (2000 – 2009)

The following table sets forth a summary of the world gold supply and demand for the last 10 years. It is based on information reported in the GFMS Gold Survey 2010.

World Gold Supply and Demand, 2000-2009

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Mine production	2,620	2,646	2,618	2,623	2,494	2,549	2,483	2,473	2,409	2,572
Official sector sales	479	520	547	620	479	663	365	484	232	41
Re-cycled gold	620	749	874	986	881	902	1,133	982	1,316	1,674
Net producer hedging	(15)	(151)	(412)	(289)	(438)	(92)	(434)	(444)	(352)	(254)
Total reported supply[1]	3,705	3,764	3,627	3,940	3,416	4,022	3,547	3,495	3,605	4,034
Gold fabrication in carat jewellery	3,205	3,009	2,662	2,484	2,616	2,718	2,298	2,417	2,193	1,759
Gold fabrication in electronics	283	197	206	233	262	282	308	311	293	246
Gold fabrication in other industrial & decorative applications	99	97	83	82	85	89	93	96	91	74
Gold fabrication in dentistry	69	69	69	67	68	62	61	58	56	53
Retail investment	167	358	340	302	349	394	415	433	856	703
Investment in Exchange Traded Funds and related products[2]	0	0	3	39	133	208	260	253	321	617
Total identifiable demand[1]	3,823	3,730	3,363	3,194	3,512	3,753	3,434	3,568	3,809	3,452
Supply less demand[3]	(118)	34	264	746	(96)	269	113	(73)	(204)	581

(1)	Figures may not add due to independent rounding.

(2)	Including Gold Bullion Securities (LSE), SPDR Gold Shares, NewGold Gold Debentures, iShares Gold Trust, ZKB Gold, GOLDIST, ETFS Physical Gold (LSE and ASX), Xetra-Gold, Julius Baer Physical Gold Fund, ETFS Physical Swiss Gold (NYSE-Arca and LSE), Dubai Gold Securities, Central Fund of Canada and Central Gold Trust.

(3)	This is the residual from combining all the other data in the table. The residual results from the fact that there is no reliable methodology for measuring all elements of gold supply and demand. It includes net institutional investment other than that in Exchange Traded Funds and similar products, movements in stocks and other elements together with any residual error.

Source: GFMS Gold Survey 2010

Sources of Gold Supply

Sources of gold supply include both mine production and the recycling or mobilizing of existing above-ground stocks. The largest portion of gold supplied into the market annually is from gold mine production. The second largest source of annual gold supply is from re-cycled gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold.

Official sector sales outstripped purchases in the period from 1989 to 2009, creating additional net supply of gold into the marketplace, with annual net sales between 2000 and 2009 averaging 443 tonnes. In recent years, however, the pace of net sales has slowed sharply and since the second quarter of 2009, the official sector has been a small net buyer of gold on a quarterly basis, although remained a net supplier over 2009 as a whole. The prominence given by market commentators to this activity and the size of official sector gold holdings, has resulted in this area being one of the more visible sectors of the gold market.

Net producer hedging accelerates the sale of physical gold and can therefore impact, positively or negatively, on supply in any given year.

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

In the unlikely event of significant disruptions to production occurring simultaneously at a large number of individual mines, any impact on the price of gold would likely be short-lived. Historically, any sudden and significant rise in the price of gold, caused by a supply-side shock or rapid increase in demand, has been followed by a reduction in physical demand which lasts until the period of unusual volatility is past. Gold price increases also tend to lead to an increase in the levels of recycled gold used for gold supply. Both of these factors have tended to limit the extent of any developing price spike.

Since 1984, the amount of new gold that is mined each year has been substantially lower than the level of physical demand. For example, during the five years from 2005 to 2009, new mine production satisfied on average 69% of total identifiable demand. The shortfall in total supply has been met by additional supplies from existing above-ground stocks, coming from the recycling of fabricated gold products, official sector sales and net producer de-hedging.

Recycled gold

Recycled gold is gold that has been recovered from fabricated products, melted, refined and cast into bullions bars for subsequent resale into the gold market. The predominant source of recycled gold is recycled jewelry. This predominance is largely a function of price and economic circumstances. In 2009, recycling of old gold reached a record high of 1,674 tonnes as a unique combination of high prices (in some currencies, record prices) and the deepening global economic crisis created ideal conditions for unprecedented levels of selling-back. Traditionally the domain of non-western consumers, recycling of gold became a global phenomenon in the first quarter of 2009. Consumers in western markets were forced to sell gold to obtain liquidity in times of financial hardship and sharply tighter credit conditions, while non-western consumers generally reacted to the quarter’s high prices by taking profits on existing holdings. During the first quarter of 2009, recycled gold supply exceeded mine production for the first time on record and although recycling activity eased back during subsequent quarters, it remained high on a historical basis.

Official sector

The first Central Bank Gold Agreement, or CBGA1, announced during the International Monetary Fund, or IMF, meetings in Washington, DC on September 26, 1999, was a voluntary agreement among key central banks to clarify their intentions with respect to their gold holdings. The signatories to the agreement were the European Central Bank and 14 other central banks. These institutions agreed not to enter the gold market as sellers except for already decided sales, which were to be achieved through a five year program that limited annual sales to approximately 400 tonnes. The agreement was extended for a further period of five years from September 27, 2004 (CBGA2) with a higher 500 tonne annual ceiling on gold sales. The Bank of Greece replaced the Bank of England as a signatory to the CBGA2, as the UK government announced that it had no further plans to sell gold.

In August 2009, an announcement confirmed that a third CBGA, or CBGA3, would run for a further five-year term, from September 27, 2009. Under the CBGA3, the annual ceiling for gold sales was reduced to 400 tonnes and proposed IMF sales of 403.3 tonnes of gold over the five year agreement “can be accommodated within the above ceiling.” CBGA3 covered the 15 original signatories to CBGA2 (the European Central Bank and the national banks of Belgium, Germany, Ireland, Greece, Spain, France, Italy, Luxembourg, The Netherlands, Austria, Portugal, Finland, Sweden and Switzerland), together with the national banks of Slovenia, Cyprus, Malta and Slovakia, which all joined the second agreement when they adopted the Euro.

The following chart shows the reported gold holdings in the official sector at December 31, 2009.

(1)	The Euro Area at the end of 2009 comprised the following countries: Austria, Belgium, Cyprus, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Malta, The Netherlands, Portugal, Slovakia, Slovenia, and Spain, plus the European Central Bank.

Source: IMF, International Financial Statistics, May 2010.

Historically, central banks have retained gold as a strategic reserve asset. In the period from 2000 to 2009, the official sector has been a net seller of gold to the private sector, supplying an average of 443 tonnes per year. This resulted in net movements of gold from the official to the private sector. During the five year period from 2004 to 2009, however, the pace of net sales has slowed significantly. In 2009, dwindling sales from European central banks under CBGA2, coupled with substantial purchases on the part of several central banks outside the CBGA2 including China, Russia, and India, resulted in net annual sales of 41 tonnes being the lowest level recorded since 1989. Since the second quarter 2009, the official sector has been a small net buyer of gold on a quarterly basis, although remained a net supplier over 2009 as a whole. This has reduced the overall net supply of gold to the private sector market.

The CBGA3, which covers the five year period from September 27, 2009 allows for the IMF, planned sale of 403.3 tonnes of gold. Initial IMF sales of gold under CBGA3 of 212 tonnes were concluded in off-market transactions to the central banks of India, Mauritius, and Sri Lanka in 2009, with an additional 10 tonnes sold to the central bank of Bangladesh in 2010. The IMF announced in February that the remainder of its gold sales program would be conducted in a phased and transparent manner within the terms of the CBGA and would not be disruptive to the gold market. The eurozone banks sold only 6.7 tonnes of gold in the first year of CBGA3. This is the lowest annual eurozone bank sales figure under any of the CBGA agreements to date, and demonstrates a reduced appetite among the eurozone banks for disposing of gold reserves. Outside of the CBGA, net purchases in 2010 to date were concentrated in Russia, where the central bank continued its program of steady accumulation.

Net producer hedging

Net producer hedging accelerates the timing of the sale of gold and by so doing the supply of gold into the market. A mining company wishing to protect itself from the risk of a decline in the gold price may elect to sell some or all of its anticipated production for delivery at a future date. A bullion dealer accepting such a transaction will finance it by borrowing an equivalent quantity of gold (typically from a central bank), which is immediately sold into the market. The bullion dealer then invests the cash proceeds from that sale of gold and uses the yield on these investments to pay the gold mining company the contango (i.e., the premium available on gold for future delivery). When the mining company delivers the gold it has contracted to sell to the bullion dealer, the dealer returns the gold to the central bank that lent it, or rolls the loan forward in order to finance similar transactions in the future. While over time hedging transactions involve no net increase in the supply of gold to the market, they do accelerate the timing of the sale of the gold, which has an impact on the balance between supply and demand at the time. Since 2000, there has been an annual net reduction in the volume of outstanding producer hedges that has reduced supply.

The following illustration details a typical hedging transaction (numbering indicates sequential timing).

Sources of Gold Demand

Based on the GFMS Gold Survey 2010 published statistics, the demand for gold amounted to 2.1% of total above ground stocks in 2009. Gold demand has traditionally come from three sources: jewelry, industry (including medical applications), and investment. The primary source of demand comes from jewelry, which accounts for 63% of the identifiable demand over the past five years, followed by investment demand which accounts for a further 25% and industry which accounts for the remaining 12%. While jewelry remains by far the largest component of demand, its share has decreased over the past two years in favor of investment demand, as a by-product of the financial crisis.

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

Investment

Investment accounted for 25% of identified demand over the past five years, or 892 tonnes per annum on average, making it the second largest element of demand. In the World Gold Council’s Gold Demand Trends, where readers can monitor demand and supply flows on a quarterly basis, investment is divided into investment and inferred investment. Investment is made up of retail investment, consisting of coins, bars under 1 kilogram, medals and imitation coins, and exchange traded funds, or ETFs, and related products. Inferred investment is the balancing item between the supply and demand figures.

Retail investment demand covers coins and bars under 1 kilogram, meeting the standards for investment gold adopted by the European Union, extended to include medallions of variable purity used primarily for investment purposes, and bars or coins which are likely to be worn as jewelry in certain countries. Retail investment is measured as net purchases by the ultimate customer.

Investment in ETFs and related products represents the annual increase in investment in gold ETFs and related products. The products are listed in the footnote to the table of gold supply and demand in the section captioned “Overview of the Gold Industry — Gold Supply and Demand.” The statistics in the columns under each calendar year are calculated by subtracting the reported total assets invested in the various products at the beginning of the year from the reported total assets invested at the close of the year.

Industrial-electronics, dentistry and other industrial and decorative applications

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

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the ten market-making members of the London Bullion Market Association, or LBMA, a trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The ten market-making members of the LBMA are: the Bank of Nova Scotia—ScotiaMocatta, Barclays Bank PLC, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA, NA, JPMorgan Chase Bank, Mitsui & Co Precious Metals Inc., Société Générale and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of 1 kilogram or less. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the ten market-making members of the LBMA, six offer clearing services. There are 67 full members, including the market-making members, plus a number of associate members around the world. The information about LBMA members in this report is as of October 18, 2010. These numbers may change from time to time as new members are added and existing members drop out.

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

The London Bullion Market

Although the market for physical gold is global, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from January 1, 1971 to September 30, 2010, and is based on the London PM fix.

Daily gold price - January 1, 1971 to September 30, 2010

The following chart illustrates the movements in the price of gold in U.S. dollars per ounce over the five year period from October 1, 2005 to September 30, 2010, and is based on the London PM fix.

Daily gold price - October 1, 2005 to September 30, 2010

After reaching a 20-year low of $252.80 per ounce at the London PM fix on July 20, 1999, the gold price has been gradually increasing. The initial reason for the market’s turnaround during 1999 was the strong rise in physical demand, notably in price sensitive markets such as China, Egypt, India and Japan. In addition, the sharp gold price rise in September 1999 was also a reflection of the CBGA, which removed an important element of uncertainty from the market and led not just to renewed professional interest in the market but also to short-covering purchases. The CBGA underpinned improved sentiment for the longer term as fears over official sector sales had been a key element to negative sentiment across the market in the latter part of the 1990s.

Despite the CBGA, a number of factors led to the gold price resuming a downward trend in 2000. These included renewed strength in the dollar (gold is often perceived as a dollar hedge), strong global economic growth, low inflation and, for much of the year, buoyant stock markets in the United States and other key countries. This downward price trend persisted into the early part of 2001. At this time, the gold price once again appeared to be approaching $250 per ounce but, as before, strong physical demand from price sensitive markets such as India again countered the downward trend.

Sentiment in the gold market started to change in early 2001, and the gold price has shown an upward trend since March of that year. In 2001 there was a rapid economic slowdown in the world economy, while stock markets in the United States and other key countries were falling and an end to the significant disinvestment in gold in Europe and North America that had affected gold prices during 2000. In addition, the rapid sequence of interest rate cuts in the United States reduced the risk/reward ratio that had previously been enjoyed by speculators who had been trading in the gold market from the short side (i.e., selling forwards or futures with a view to buying back at a lower price). Lower interest rates and reduced contango (i.e., the premium available on gold for future delivery), combined with steady prices, meant that such trades became increasingly unattractive. After the first quarter of 2001, some mining companies started to decrease their hedge books, thus reducing the amount of gold coming onto the market. Political uncertainties and the continuing economic downturn after the attacks of September 11, 2001 added to the demand for gold investments.

The upward price trend that began in 2001 has continued for much of the period since the inception of the Trust on November 12, 2004, except for a period of several months during which the gold price corrected between May and October 2006 and, subsequently, during the second half of 2008. The average gold price for 2004 was $409.41 per ounce, the average for 2005 was $444.95 per ounce and the average for 2006 was $603.96. After reaching a peak of $725.00 at the London PM fix on May 12, 2006, gold corrected down to a low of $560.75 on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. After trading between $608.40 (January 10) and $691.40 (April 20) for the first eight months of 2007, the price began to move sharply higher as beginning in August 2007, the U.S. authorities began to reduce interest rates in response to the subprime mortgage crisis. The average gold price for 2007 was $696.40 per ounce. On January 3, 2008, it broke through the previous record of $850.00 per ounce, which was set on January 21, 1980 before rising further to reach a peak of $1,011.25 on March 17, 2008. The gold price fell back from this level to $853.00 on May 1, 2008 and was volatile for the rest of the year, rising back as high as $986.00 on July 15 and falling to a low of $712.50 on October 24 before ending the year at $865.00 (AM fix). The average price for 2008 was $871.80. The higher prices tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appeared to have been triggered by selling from investors in the search for liquidity. The gold price rose to $989.00 in late-February 2009, before correcting back down to around $870.00 over the subsequent 8 week period. The gold price then entered a subdued phase during the middle of the year. Between June 1, 2009 and August 28, 2009, the gold price traded in a sideways range between a low of $908.50 and a high of $981.75. During the closing weeks of the third quarter, however, the price broke higher and set a series of successive record highs over the remainder of the year. The reasons for this included increased investment inflows and a shift in behavior in central bank reserve management as western central banks slowed gold sales and emerging nations increased their gold reserves. The peak for 2009 of $1,212.50 was reached on December 2, 2009. The average price for 2009 was $973.39.

For the period from January 1, 2010 through September 30, 2010, the average price was $1,177.85 based on the London PM fix. This increase in price has been supported by a recovery in jewelry consumption and industrial demand, strong investment demand on the back of currency concerns and a slower than expected economic recovery, and a continuation of the trend in central bank reserve management. During the first quarter of 2010, the gold price traded around $1,100.00 per ounce, for the most part holding above this level. The gold price steadily increased during the second quarter, closing at around $1,250.00 per ounce by June-end. After a slight correction in July that saw the price fall back to $1,157.00 per ounce on the London PM fix on July 28, the gold price continued to rise reaching fresh new highs. The London PM fix on September 30, 2010 was $1,307.00. Subsequently, the gold price reached a new all time high of $1,373.25 per ounce on the London PM fix on October 14, 2010, on the back of a weaker dollar and concerns of extensions of quantitative easing measures signaled by various central banks, including the UK, the U.S. and Japan. The average price for the twelve, nine, six and three months ended September 30, 2010 was $1,158.53, $1,177.85, $1,212.22 and $1,226.75 per ounce respectively.

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

Trust Expenses

The Trustee sells gold as needed to pay the expenses of the Trust, as described below. The Trust’s estimated ordinary operating expenses have accrued daily and are reflected in the NAV of the Trust. The ordinary operating expenses of the Trust include: (1) fees paid to the Sponsor, (2) fees paid to the Trustee, (3) fees paid to the Custodian, (4) fees paid to the Marketing Agent and other marketing costs and (5) various Trust administration fees, including printing and mailing costs, legal and audit fees, registration fees and listing fees. The Sponsor was responsible for the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees. The Trustee charged no fee and assumed the Trust’s operating expenses (other than extraordinary expenses) for the period from the Trust’s formation through to the day the Shares commenced trading. The Trustee and the Sponsor have entered into a separate agreement relating to payment by the Sponsor to the Trustee for this period. These payments were not reimbursable to the Sponsor by the Trust.

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing of the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the Adjusted Net Asset Value, or ANAV of the Trust, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $66,249,358 for its services during the year ended September 30, 2010.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2,000,000 per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $2,000,000 for its services during the year ended September 30, 2010.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended effective April 1, 2006, or the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $29,030,318 for its services during the year ended September 30, 2010.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $66,249,358 for its services during the year ended September 30, 2010. Other marketing costs in the year ended September 30, 2010 were $9,910,099.

The administration fees of the Trust were $3,684,032 in the year ended September 30, 2010. These fees include the following: (1) SEC registration fees and other regulatory fees of $1,955,695; (2) legal fees of $452,420; (3) audit and quarterly review fees of $442,126; (4) internal and external auditor fees in respect of Sarbanes Oxley compliance of $213,061; (5) printing fees of $512,676; and (6) other costs of

$108,054. Investors should be aware that administration fees are likely to increase over time due to increases in the fees of service providers to the Trust.

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

Fee Reduction

Until the earlier of November 11, 2011, or until the termination of the Marketing Agent Agreement, if at the end of any month during this period the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust for such month will be reduced by the amount of such excess in equal shares up to the amount of their fees. Investors should be aware that, based on current expenses, if the gross value of the Trust assets is less than approximately $500 million, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely reduced their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust described in “Business of the Trust—Trust Expenses” and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Upon the earlier of November 11, 2011 or the termination of the Marketing Agent Agreement, the fee reduction will expire. See “Risk Factors—When the seven year fee reduction period terminates or expires . . .”

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on July 17, 2002. The Sponsor’s office is located at 424 Madison Avenue, 3rd Floor, New York, New York 10017. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the WGC, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor. The WGC’s members funded the ordinary operating expenses of the Sponsor through 2004, including the costs associated with the initial registration of the Shares and the listing of the Shares on the NYSE. Since the beginning of calendar year 2007, the ordinary expenses of the Sponsor have been covered by the fees it received from the Trust, based on the gross value of the Trust assets.

The Sponsor’s Role

The Sponsor was responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or such service providers. The Sponsor regularly communicates with the Trustee to monitor the overall performance of the Trust. The Sponsor, with assistance and support from the Trustee, is responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Trust and may from time to time employ legal counsel for the Trust. In accordance with the Trust Indenture, to assist the Sponsor in marketing the Shares, the Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent and the Trust. The Sponsor may also from time to time employ other additional or successor marketing agents after such time as when the Marketing Agent Agreement is no longer in effect. The fees and expenses of the Marketing Agent are, and any additional or successor marketing agent will be, paid by the Trustee from the assets of the Trust. See “The Marketing Agent” for more information about the Marketing Agent. The Sponsor maintains a public website on behalf of the Trust (www.spdrgoldshares.com), which contains information about the Trust and the Shares, and oversees certain Shareholder services, such as a call center and prospectus fulfillment.

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

The Trustee

BNYM, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed a Participant Agreement may be obtained from BNYM. A copy of the Trust Indenture is available on the SEC’s website at www.sec.gov and at BNYM’s trust office identified above. Under the Trust Indenture, the Trustee is required to maintain capital, surplus and undivided profits of $500 million.

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

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2,000,000 per year. The Trustee’s fee is subject to modification by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust.

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

The global parent company of HSBC is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had $155 billion in regulatory capital resources as of June 30, 2010.

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

Under the Marketing Agent Agreement, the Marketing Agent is paid a fee for its services from the assets of the Trust in an amount equal to 0.15% per year of the daily ANAV of the Trust, payable monthly in arrears. If at the end of any month during the period ending November 11, 2011 or upon the earlier termination of the Marketing Agent Agreement the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Marketing Agent’s fee is subject to reduction. See “Business of the Trust— Trust Expenses—Fee Reduction.”

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

The Marketing Agent Agreement contains customary representations, warranties and covenants. In addition, the Sponsor has agreed to indemnify the Marketing Agent from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due.

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

SPDR Sublicense Agreement

“SPDR” is a trademark of S&P and has been licensed for use by the SPDR® Gold Trust pursuant to a SPDR Sublicense Agreement, dated May 20, 2008, between the Sponsor, the WGC, the Marketing Agent and State Street Corporation, pursuant to which the Marketing Agent and State Street Corporation granted the Sponsor and the WGC a royalty-free, worldwide, non-exclusive, non-transferable sublicense to use the “SPDR®” trademark (in accordance with the SPDR Trademark License Agreement dated as of November 29, 2006, as amended, between State Street Global Advisors, a division of State Street Bank and Trust Company, and S&P), for the purpose of establishing and operating the Trust, issuing and distributing the Shares, as part of the name of the Shares, and listing the Shares on exchanges.

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

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s London vault. The subcustodians that the Custodian currently uses are the Bank of England, Brinks Ltd, Via Mat International and LBMA market-making members that provide bullion vaulting and clearing services to third parties. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. The Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust’s gold. See “Risk Factors—The ability of the Trustee or the Custodian to take legal action against subcustodians may be limited...”

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has no responsibility in relation to the subcustodians appointed by it, and the Custodian is not responsible for the subcustodian’s selection of further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians. The Custodian is not responsible for the actions or inactions of subcustodians. During the year ended September 30, 2010, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

Subcustodians

Under the Allocated Bullion Account Agreement, the Custodian may employ subcustodians to provide temporary custody and safekeeping of gold until transported to the Custodian’s London vault premises. These subcustodians may in turn select other subcustodians to perform such temporary custody and safekeeping, but the Custodian is not responsible for (and therefore has no liability in relation to) the selection of those other subcustodians. The Allocated Bullion Account Agreement requires the Custodian to use reasonable care in selecting any subcustodian and provides that, except for the Custodian’s obligation to use commercially reasonable efforts to obtain delivery of gold held by subcustodians, the Custodian will not be liable for the acts or omissions, or for the solvency, of any subcustodian that it selects unless the selection of that subcustodian was made negligently or in bad faith. The subcustodians selected by the Custodian for possible use as of the date of this report are: the Bank of England, Brinks Ltd, Via Mat International, The Bank of Nova Scotia-ScotiaMocatta, Barclays Bank PLC, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, JPMorgan Chase Bank, Mitsui & Co. Precious Metals, Inc., Société Générale, and UBS AG. The Allocated Bullion Account Agreement provides that the Custodian will notify the Trustee if it selects any additional subcustodians or stops using any subcustodian it has previously selected.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, BMO Capital Markets Corp., CIBC World Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA LLC, RBC Capital Markets Corporation, Scotia Capital (USA) Inc., and UBS Securities LLC have each signed a Participant Agreement with the Trust and may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

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

Determination of Required Deposits

The total deposit required to create each Basket, or a Creation Basket Deposit, is an amount of gold and cash, if any, that is in the same proportion to the total assets of the Trust (net of estimated accrued expenses and other liabilities) on the date the order to purchase is properly received as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. The Sponsor anticipates that in the ordinary course of the Trust’s operations a cash deposit will not be required for the creation of Baskets.

The amount of the required gold deposit is determined by dividing the number of ounces of gold held by the Trust by the number of Baskets outstanding, as adjusted for estimated accrued fees and expenses as described in the next paragraph.

The amount of any required cash deposit is determined as follows. The estimated fees, expenses and liabilities of the Trust accrued through the purchase order date are subtracted from any cash held or receivable by the Trust as of the purchase order date. The remaining amount is divided by the number of Shares outstanding immediately before the purchase order date and then multiplied by the number of Shares being created pursuant to the purchase order. If the resulting amount is positive, this amount is the required cash deposit. If the resulting amount is negative, the amount of the required gold deposit is reduced by the number of fine ounces of gold equal in value to that resulting amount, determined at the price of gold used in calculating the NAV of the Trust on the purchase order date. Fractions of a fine ounce of gold smaller than 0.001 of a fine ounce which are included in the gold deposit amount are disregarded. All questions as to the composition of a Creation Basket Deposit are finally determined by the Trustee. The Trustee’s determination of the Creation Basket Deposit shall be final and binding on all persons interested in the Trust.

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

Determination of Redemption Distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account representing the amount of the gold held by the Trust evidenced by the Shares being redeemed plus, or minus, the cash redemption amount. The cash redemption amount is equal to the value of all assets of the Trust other than gold less all estimated accrued expenses and other liabilities, divided by the number of Baskets outstanding and multiplied by the number of Baskets included in the Authorized Participant’s redemption order. The Trustee distributes any positive cash redemption amount through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system. If the cash redemption amount is negative, the credit to the Authorized Participant Unallocated Account is reduced by the number of ounces of gold equal in value to the negative cash redemption amount, determined at the price of gold used in calculating the NAV of the Trust on the redemption order date. The Sponsor anticipates that in the ordinary course of the Trust’s operations there will be no cash distributions made to Authorized Participants upon redemptions. Fractions of a fine ounce of gold included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due.

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

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the

Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor shall also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Marketing Agent Agreement or any Participant Agreement insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued fees (other than the fees accruing for the evaluation day which are computed by reference to the ANAV of the Trust or the custody fees accruing for the evaluation day which are based on the value of the gold held by the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the fees of the Sponsor, the Trustee and the Marketing Agent.

To determine the Trust’s NAV, the Trustee subtracts the amount of estimated accrued fees accruing for the evaluation day which are computed by reference to the ANAV of the Trust and to the value of the gold held by the Trust from the ANAV of the Trust. The resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the

Shares outstanding as of the close of trading on NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Indenture is required by reason of any difference in amounts estimated from those actually paid.

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

Trustee’s Fee and Expenses

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2,000,000 per year. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee’s fee may be changed by the Trustee and Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties.

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

Other Expenses

In addition, the following expenses are or may be charged to the Trust:

•	Expenses of custody, deposit or delivery of gold (other than expenses borne by Authorized Participants) and disbursements charged by and indemnification due to any Custodian;

•	Fees of the Trustee for extraordinary services;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Amounts for reimbursement in respect of certain claims described under “Risk Factors—The Trust’s obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties . . .”

•	Expenses incurred in contacting Shareholders;

•	Legal and auditing expenses, and the compensation paid to agents properly employed by or on behalf of the Trustee;

•	Fees paid to DTC for custody of the Shares;

•	Federal and state annual fees in keeping the registration of the Shares on a current basis for the issuance of Baskets;

•	Expenses of the Sponsor relating to the printing and distribution of marketing materials describing the Trust and the Shares;

•	Fees and expenses of the Marketing Agent; and

•	Stationery, postage and all other out-of-pocket expenses of the Trust not otherwise stated above incurred by the Trustee, the Sponsor or the Custodian or any additional or successor custodian pursuant to actions permitted or required under the Trust Indenture.

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

The Trustee will give written notice of the termination at least 20 days prior to the termination of the Trust, specifying the date of termination, upon which DTC will no longer permit transfers, to DTC Participants for distribution to the Shareholders. The Trustee will, within a reasonable time after the termination of the Trust, sell the Trust’s gold and, after payment of outstanding accrued fees, expenses and liabilities and establishment of any reserves deemed appropriate by the Trustee for applicable taxes, other governmental charges or contingent or future liabilities, distribute the proceeds to Shareholders. The Trustee is not required to invest any proceeds it holds for distribution to the Shareholders, unless the Sponsor directs that the proceeds will be invested pending distribution.

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

3.8% Tax On Net Investment Income For Taxable Years Beginning After December 31, 2012

The Health Care Reform and Education Reconciliation Act of 2010 (Pub. Law 111-152) requires certain U.S. Shareholders who are individuals to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property, for taxable years beginning after December 31, 2012. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their tax advisors regarding the effect, if any, this law may have on an investment in the Shares.

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

U.S. Information Reporting and Backup Withholding for U.S. and Non-U.S. Shareholders

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

The Shares constitute “publicly-offered securities” as defined in Department of Labor Regulations § 2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not the Plan’s interest in the underlying gold bullion held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. See also “United States Federal Tax Consequences—Investment by Certain Retirement Plans.”

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

The Shares are designed to mirror as closely as possible the performance of the price of gold, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

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

The amount of gold represented by the Shares will continue to be reduced during the life of the Trust due to the sales of gold necessary to pay the Trust’s expenses irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of gold.

Each outstanding Share represents a fractional, undivided interest in the gold held by the Trust. The Trust does not generate any income and regularly sells gold to pay for its ongoing expenses. Therefore, the amount of gold represented by each Share has gradually declined over time. This is also true with respect to Shares that are issued in exchange for additional deposits of gold into the Trust, as the amount of gold required to create Shares proportionately reflects the amount of gold represented by the Shares outstanding at the time of creation. Assuming a constant gold price, the trading price of the Shares is expected to gradually decline relative to the price of gold as the amount of gold represented by the Shares gradually declines.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the CEA.

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

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. A number of central banks have sold portions of their gold over the past 10 years, with the result that the official sector, taken as a whole, has been a net supplier to the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the CBGA, as amended, under which 18 of the world’s major central banks (including the European Central Bank) agree to limit the level of their gold sales and lending to the market. See “Overview of the Gold Industry—Sources of Gold Supply” and “Analysis of Historical Movements in the Price of Gold” for more details. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

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

There is a risk that some or all of the Trust’s gold bars held by the Custodian or any subcustodian on behalf of the Trust could be lost, damaged or stolen. Access to the Trust’s gold bars could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

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

The subcustodians which the Custodian currently uses are the Bank of England, Brinks Ltd, Via Mat International, The Bank of Nova Scotia-ScotiaMocatta, Barclays Bank PLC, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, JPMorgan Chase Bank, Mitsui & Co Precious Metals Inc., Société Générale, and UBS AG. The Custodian is required under the Allocated Bullion Account Agreement to use reasonable care in appointing its subcustodians but otherwise has no other responsibility in relation to the subcustodians appointed by it. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold bars or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. See “Custody of the Trust’s Gold” for more information about subcustodians that may hold the Trust’s gold.

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

In the event of the insolvency of the Custodian, a liquidator may seek to freeze access to the gold held in all of the accounts held by the Custodian, including the Trust Allocated Account. Although the Trust would retain legal title to the allocated gold bars, the Trust could incur expenses in connection with obtaining control of the allocated gold bars, and the assertion of a claim by such liquidator for unpaid fees due to the Custodian could delay creations and redemptions of Baskets.

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

The Trust’s obligation to reimburse the Marketing Agent and the Authorized Participants for certain liabilities in the event the Sponsor fails to indemnify such parties could adversely affect an investment in the Shares.

The Sponsor has agreed to indemnify the Marketing Agent, its partners, directors and officers, and any person who controls the Marketing Agent, and its respective successors and assigns, against any loss, damage, expense, liability or claim that may be incurred by the Marketing Agent in connection with (1) any untrue statement or alleged untrue statement of a material fact contained in the registration statement of which this report forms a part (including this report, any preliminary prospectus, any prospectus supplement and any exhibits thereto) or any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, (2) any untrue statement or alleged untrue statement of a material fact made by the Sponsor with respect to any representations and warranties or any covenants under the Marketing Agent Agreement, or failure of the Sponsor to perform any agreement or covenant therein, (3) any untrue statement or alleged untrue statement of a material fact contained in any materials used in connection with the marketing of the Shares, (4) circumstances surrounding the third party allegations relating to patent and contract disputes as described in “Risk Factors—Competing claims over ownership of intellectual property rights related to the Trust could adversely affect the Trust and an Investment in the Shares,” “Business of the Trust—License Agreement” and “Legal Proceedings,” or (5) the Marketing Agent’s performance of its duties under the Marketing Agent Agreement, and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution due under the preceding sentence to the extent the Sponsor has not paid such amounts directly when due. Under the Participant Agreement, the Sponsor also has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act and to contribute to payments that the Authorized Participants may be required to make in respect of such liabilities. The Trustee has agreed to reimburse the Authorized Participants, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. In the event the Trust is required to pay any such amounts, the Trustee would be required to sell assets of the Trust to cover the amount of any such payment and the NAV of the Trust would be reduced accordingly, thus adversely affecting an investment in the Shares.

Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor shall also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Marketing Agent Agreement or any Participant Agreement insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. See “Description of the Trust Indenture—The Sponsor—Liability of the Sponsor and indemnification.” For information about when the Trust’s assets may be used to indemnify (1) the Trustee, see “Description of the Trust Indenture,” and (2) the Custodian, see “Description of the Custody Agreements.”

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

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2010 and 2009.

	High	Low

Fiscal Year Ended September 30, 2010:
Quarter Ended
December 31, 2009	$119.18	$97.92
March 31, 2010	$112.85	$104.05
June 30, 2010	$122.83	$110.26
September 30, 2010	$127.95	$113.51

	High	Low

Fiscal Year Ended September 30, 2009:
Quarter Ended
December 31, 2008	$89.90	$70.00
March 31, 2009	$97.80	$79.79
June 30, 2009	$96.39	$85.20
September 30, 2009	$99.91	$89.25

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

May 2010	$121.41	$114.87
June 2010	$122.83	$117.90
July 2010	$118.47	$113.51
August 2010	$122.07	$115.54
September 2010	$127.95	$121.56
October 2010	$134.76	$128.46
November 2010 (through November 18, 2010)	$137.78	$130.38

Issuer Purchase of Equity Securities

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 437 Baskets (43,700,000 Shares) during the year ended September 30, 2010 and 466 Baskets (46,600,000 Shares) during the year ended September 30, 2009. From the inception of the Trust through September 30, 2010, the Trust redeemed 2,264 Baskets (226,400,000 Shares).

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

	Year ended	Year ended	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007	Sept 30, 2006

Total gain/(loss) on gold	$1,385,254	$508,473	$2,036,135	$353,110	$159,338
Net gain/(loss) from operations	$1,208,132	$394,863	$1,965,562	$313,442	$135,210
Net cash flows from operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

	Year ended	Year ended	Year ended	Year ended	Year ended
(Amounts, except per share, are in 000’s of US$)	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007	Sept 30, 2006

REVENUES
Proceeds from sales of gold	$170,598	$108,235	$68,188	$37,965	$22,551
Cost of gold sold to pay expenses	(124,764)	(93,494)	(50,202)	(31,057)	(18,213)

Gain on gold sold to pay expenses	45,834	14,741	17,986	6,908	4,338
Gain on gold distributed for the redemption of shares	1,339,420	493,732	2,018,149	346,202	155,000

Total gain/(loss) on gold	1,385,254	508,473	2,036,135	353,110	159,338

EXPENSES
Custody fees	29,030	18,863	12,307	7,202	5,146
Trustee fees	2,000	2,000	2,000	1,891	1,206
Sponsor fees	66,249	41,946	25,472	14,476	8,286
Marketing agent fees	66,249	41,946	25,472	14,476	8,286
Other expenses	13,594	8,855	5,322	1,623	1,204

Total expenses	177,122	113,610	70,573	39,668	24,128

Net gain/(loss) from operations	$1,208,132	$394,863	$1,965,562	$313,442	$135,210

Net gain/(loss) per share	$3.10	$1.24	$9.60	$2.05	$1.30

Weighted average number of shares	389,968	319,348	204,762	152,872	104,262

Statements of Condition Data:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$, except for share data)	2010	2009	2008	2007	2006

ASSETS
Investment in gold, at cost(1)	$37,736,064	$28,463,669	$16,878,554	$10,644,489	$6,200,226
Gold receivable	255,409	39,068	897,184	—	—

Total Assets	$37,991,473	$28,502,737	$17,775,738	$10,644,489	$6,200,226

LIABILITIES
Gold payable	$76,622	$—	$—	$—	$—
Other liabilities	18,682	12,157	6,782	4,396	2,693

Total Liabilities	95,304	12,157	6,782	4,396	2,693

Redeemable Shares:
Shares at redemption value to investors(2)	54,809,779	35,054,043	21,471,084	13,803,588	7,441,489

Shareholders’ Deficit	(16,913,610)	(6,563,463)	(3,702,128)	(3,163,495)	(1,243,956)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$37,991,473	$28,502,737	$17,775,738	$10,644,489	$6,200,226

(1)	The market value of Investment in Gold was $54,649,674 at September 30, 2010, $35,027,132 at September 30, 2009, $20,580,682 at September 30, 2008, $13,807,984 at September 30, 2007, and $7,444,182 at September 30, 2006.

(2)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 429,200,000 at September 30, 2010; 358,900,000 at September 30, 2009; 246,500,000 at September 30, 2008; 187,900,000 at September 30, 2007; and 125,100,000 at September 30, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Share price & NAV v. gold price from fund inception to September 30, 2010

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

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued fees (other than the fees to be computed by reference to the value of the ANAV of the Trust or custody fees computed by reference to the value of gold held in the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the fees of the Trustee, the Sponsor and the Marketing Agent.

To determine the Trust’s NAV, the Trustee subtracts from the ANAV of the Trust the amount of estimated accrued fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust (i.e. the fees of the Trustee, the Sponsor, the Marketing Agent and the Custodian). The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of shares outstanding as of the close of trading on NYSE Arca.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains on the Trust’s gold holdings at September 30, 2010 and 2009:

	Sept 30,	Sept 30,
(Amount in 000’s of US$)	2010	2009

Investment in gold – average cost	$37,736,064	$28,463,669
Unrealized gain on investment in gold	16,913,610	6,563,463

Investment in gold – market value	$54,649,674	$35,027,132

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

Review of Financial Results

Financial Highlights	For the	For the	For the
(All amounts in the following table and the subsequent paragraph, except	year ended	year ended	year ended
per share, are in 000’s of US$)	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008

Total gain/(loss) on gold	$1,385,254	$508,473	$2,036,135
Net gain/(loss) from operations	$1,208,132	$394,863	$1,965,562
Net cash flows from operating activities	$—	$—	$—

The Trust’s total gain on gold for the year ended September 30, 2010 of $1,385,254,000 is made up of a gain of $45,834,000 on the sale of gold to pay expenses plus a gain of $1,339,420,000 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the year ended September 30, 2009 of $508,473,000 is made up of a gain of $14,741,000 on the sale of gold to pay expenses plus a gain of $493,732,000 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the year ended September 30, 2008 of $2,036,135,000 is made up of a gain of $17,986,000 on the sale of gold to pay expenses plus a gain of $2,018,149,000 on gold distributed on the redemption of shares.

Selected Supplemental Data

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$, except for per ounce and per share data)	2010	2009	2008

Ounces of Gold:
Opening balance	35,176.6	23,268.2	18,584.1
Creations (excluding gold receivable at September 30, 2010 – 195.4, at September 30, 2009 – 39.2 and at September 30, 2008 - 1,014,3)	11,001.2	16,607.2	13,491.8
Redemptions (excluding gold payable at September 30, 2010 – 58.6, at September 30, 2009 and 2008 – nil)	(4,218.0)	(4,578.9)	(8,728.6)
Sales of gold	(146.7)	(119.9)	(79.1)

Closing balance	41,813.1	35,176.6	23,268.2

Gold price per ounce – London PM fix	$1,307.00	$995.75	$884.50

Market value of gold holdings	$54,649,674	$35,027,132	$20,580,682

Number of Shares:
Opening balance	358,900	246,500	187,900
Creations	114,000	159,000	147,100
Redemptions	(43,700)	(46,600)	(88,500)

Closing balance	429,200	358,900	246,500

Net Asset Value per share:
Creations	$115.97	$90.62	$87.72
Redemptions	$114.96	$87.59	$87.46

Shares at redemption value to investors at year end	$54,809,779	$35,054,043	$21,471,084

Redemption value per redeemable share at year end	$127.70	$97.67	$87.10

Change in redemption value over the period	56.4%	63.3%	55.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.034)%	(0.035)%	(0.032)%

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2010 an additional 114,000,000 shares, (1,140 Baskets), were created in exchange for 11,157,331 ounces of gold, including 195,416 ounces of gold receivable, and 43,700,000 shares (437 Baskets) were redeemed in exchange for 4,276,638 ounces of gold, including 58,624 oz of gold payable, and 146,706 ounces of gold were sold to pay expenses. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not issue shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2010, the amount of gold owned by the Trust was 41,949,855 ounces, with a market value of $54,828,461,021 (cost — $37,914,851,219), including gold receivable of 195,416 ounces with a market value of $255,409,156 and gold payable of 58,624 ounces with a market value of $76,622,029, based on the London PM fix on September 30, 2010 (in accordance with the Trust Indenture).

As at September 30, 2010, the Custodian held 41,813,063 ounces of gold in its vault excluding gold receivable and gold payable, (41,812,885 ounces of allocated gold in the form of London Good Delivery gold bars and 178 ounces of unallocated gold), with a market value of $54,649,673,894 (cost —

$37,736,064,092). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 195,416 ounces of gold were receivable and 58,624 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

In the year ended September 30, 2009 an additional 159,000,000 shares (1,590 Baskets), were created in exchange for 15,632,152 ounces of gold, including 39,235 ounces of gold receivable, and 46,600,000 shares (466 Baskets), were redeemed in exchange for 4,578,845 ounces of gold, including nil oz of gold payable, and 119,932 ounces of gold were sold to pay expenses.

As at September 30, 2009, the amount of gold owned by the Trust was 35,215,868 ounces, with a market value of $35,066,200,848 (cost — $28,502,737,382), including gold receivable of 39,235 ounces with a market value of $39,068,311, based on the London PM Fix on September 30, 2009 (in accordance with the Trust Indenture).

As at September 30, 2009, the Custodian held 35,176,633 ounces in its vault excluding gold receivable, (35,176,460 ounces of allocated gold in the form of London Good Delivery gold bars and 173 ounces of unallocated gold), with a market value of $35,027,132,537 (cost— $28,463,669,071). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 39,235 ounces of gold were receivable by the Trust in connection with the creation of Baskets.

In the year ended September 30, 2008 an additional 147,100,000 shares (1,471 Baskets) were created in exchange for 14,506,126 ounces of gold, including 1,014,341 ounces of gold receivable and 88,500,000 shares (885 Baskets) were redeemed in exchange for 8,728,604 ounces of gold, including nil oz of gold payable, and 79,124 ounces of gold were sold to pay expenses.

As at September 30, 2008, the amount of gold owned by the Trust was 24,282,494 ounces, with a market value of $21,477,865,938 (cost — $17,775,738,533), including gold receivable of 1,014,341 ounces with a market value of $897,184,358, based on the London PM Fix on September 30, 2008 (in accordance with the Trust Indenture).

As at September 30, 2008, the Custodian held 23,268,153 ounces in its vault excluding gold receivable, (23,268,090 ounces of allocated gold in the form of London Good Delivery gold bars and 63 ounces of unallocated gold), with a market value of $20,580,681,580 (cost— $16,878,554,175). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 1,014,341 ounces of gold were receivable by the Trust in connection with the creation of Baskets.

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2010, 2009 and 2008. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2010, 2009 and 2008 was the same as those expenses, resulting in a zero cash balance at September 30, 2010, 2009 and 2008.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2010 and 2009 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2005 to September 30, 2010, and is based on the London PM fix.

Daily gold price - October 1, 2005 to September 30, 2010

During the year between October 1, 2009, and September 30, 2010, the gold price based on the London PM fix traded between $1,307.50 per ounce (September 29, 2010) and $1,003.50 (October 2, 2009), and the average was $1,158.10.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2008, 2009 and 2010, and for the period from the inception of the Trust until September 30, 2010, based on the London PM fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to December 31, 2007	$787.41	$841.10	Nov 08, 2007	$725.50	Oct 04, 2007	$836.50	Dec 31, 2007	(2)
Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008	(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18	$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00	$1,018.50	Sep 17, 2009	$908.50	Jul 13, 2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009(2)
Three months to March 31, 2010	$1,109.12	$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74	$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three month to September 30, 2010	$1,226.75	$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010

Twelve months ended September 30, 2008	$869.50	$1,011.25	Mar 17, 2008	$725.50	Oct 04, 2007	$884.50	Sep 30, 2008
Twelve months ended September 30, 2009	$896.68	$1,018.50	Sep 17, 2009	$712.50	Oct 24, 2008	$995.75	Sep 30, 2009
Twelve months ended September 30, 2010	$1,158.10	$1,307.50	Sep 29, 2010	$1,003.50	Oct 02, 2009	$1,307.00	Sep 30, 2010

November 12, 2004 (the inception of the Trust) to September 30, 2010	$770.62	$1,307.50	Sep 29, 2010	$411.10	Feb 08, 2005	$1,307.00	Sep 30, 2010

(1)	The end of period gold price is the London PM fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM fix on December 31, 2007, 2008 and 2009. The London AM fix on the last business day of each of these years was $836.50, $865.00 and $1,104.00 respectively. The Net Asset Value of the Trust on December 31, 2006, 2007 and 2008 was calculated using the London AM fix, in accordance with the Trust Indenture.

Quarterly Information

Fiscal Period Ended September 30, 2010

(Amounts in 000’s of US$ except for share and	Three Months Ended				Year to
per share data)	Dec-31, 2009	Mar-31, 2010	Jun-30, 2010	Sep-30, 2010	Sep-30, 2010

REVENUES
Proceeds from sales of gold	$37,288	$37,685	$42,780	$52,845	$170,598
Cost of gold sold to pay expenses	(27,348)	(27,664)	(30,894)	(38,858)	(124,764)

Gain on gold sold to pay expenses	9,940	10,021	11,886	13,987	45,834
Gain on gold distributed for the redemption of shares	245,452	315,102	53,934	724,932	1,339,420

Total gain/(loss) on gold	255,392	325,123	65,820	738,919	1,385,254

EXPENSES
Custody fees	6,544	6,452	7,612	8,422	29,030
Trustee fees	504	493	499	504	2,000
Sponsor fees	14,833	14,606	17,461	19,349	66,249
Marketing agent fees	14,833	14,606	17,461	19,349	66,249
Other expenses	3,024	2,959	3,622	3,989	13,594

Total expenses	39,738	39,116	46,655	51,613	177,122

Net gain/(loss) from operations	$215,654	$286,007	$19,165	$687,306	$1,208,132

Net gain/(loss) per share	$0.59	$0.78	$0.05	$1.61	$3.10

Weighted average number of shares (000’s)	365,974	365,749	400,502	427,237	389,968

Fiscal Period Ended September 30, 2009

(Amounts in 000’s of US$ except for share and	Three Months Ended				Year to
per share data)	Dec-31, 2008	Mar-31, 2009	Jun-30, 2009	Sep-30, 2009	Sep-30, 2009

REVENUES
Proceeds from sales of gold	$18,852	$23,869	$32,173	$33,341	$108,235
Cost of gold sold to pay expenses	(17,606)	(20,102)	(27,786)	(28,000)	(93,494)

Gain on gold sold to pay expenses	1,246	3,767	4,387	5,341	14,741
Gain on gold distributed for the redemption of shares	75,113	1,508	116,608	300,503	493,732

Total gain/(loss) on gold	76,359	5,275	120,995	305,844	508,473

EXPENSES
Custody fees	3,344	4,494	5,448	5,577	18,863
Trustee fees	504	493	499	504	2,000
Sponsor fees	6,933	10,112	12,278	12,623	41,946
Marketing agent fees	6,933	10,112	12,278	12,623	41,946
Other expenses	1,841	2,071	2,551	2,392	8,855

Total expenses	19,555	27,282	33,054	33,719	113,610

Net gain/(loss) from operations	$56,804	$(22,007)	$87,941	$272,125	$394,863

Net gain/(loss) per share	$0.23	$(0.07)	$0.24	$0.77	$1.24

Weighted average number of shares (000’s)	247,616	309,078	366,115	354,866	319,348

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2010.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Managing Director (principal executive officer) and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor’s parent, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Managing Director and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Managing Director and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2010, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Managing Director and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2010. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Managing Director and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2010.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2010.

November 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited the internal control over financial reporting of SPDR® Gold Trust (the “Trust”) as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The management of the Trust’s Sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended September 30, 2010 and our report dated November 22, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

New York, New York
November 22, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Not applicable.

Item 11.	Executive Compensation

During the two years ended September 30, 2010 and 2009, the Trustee, Custodian, Sponsor, and the Marketing Agent received total remuneration as follows:

	Years Ended September 30
Recipient	2010	2009

Custodian	$29,030,318	$18,862,928
Trustee	2,000,000	2,000,000
Sponsor	66,249,358	41,946,627
Marketing Agent	66,249,358	41,946,627

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of September 30, 2010, information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Trust:

Amount and
Nature of
	Beneficial	Percent of
Name and Address	Ownership	Class

None	—	—

(b)	Security Ownership of Management. The Trustee does not beneficially own any of the Trust shares. In various fiduciary capacities, The Bank of New York Mellon owned as of September 30, 2010, an aggregate of 33,652,208 shares with no right to vote any of these shares, nor did it share the right to vote any of these shares. The Bank of New York Mellon disclaims any beneficial interests in these shares.

(c)	Change In Control. Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Directors and Executive Officers

Not applicable.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee, Custodian, Sponsor and Marketing Agent, for the year ended September 30, 2010.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended September 30, 2010 and 2009 were:

	Years Ended September 30
	2010	2009

Audit fees	$240,000	$240,000
Audit-related fees	208,000	166,000

Total	$448,000	$406,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor and the audit committee of World Gold Council, the sole member of the Sponsor.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

1.	Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit
No.	Description

4.1	Trust Indenture dated November 12, 2004, heretofore filed as Exhibit 4.1 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
4.1.1	Amendment No. 1 to Trust Indenture, heretofore filed as Exhibit 4.1 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
4.1.2	Amendment No. 2 to Trust Indenture, dated May 20, 2008, heretofore filed as Exhibit 4.1.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
4.2	Form of Participant Agreement heretofore filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, is incorporated by reference.
4.2.1	Amendment No. 1 to Participant Agreements, heretofore filed as Exhibit 4.2 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
4.2.2	Amendment No. 2 to Participant Agreements, dated May 20, 2008, heretofore filed as Exhibit 4.2.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
4.3	Sponsor Payment and Reimbursement Agreement, dated November 12, 2004, heretofore filed as Exhibit 4.3 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.1	Allocated Bullion Account Agreement, dated November 12, 2004, heretofore filed as Exhibit 10.1 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.1.2	Amendment No. 2 to Allocated Bullion Account Agreement, heretofore filed as Exhibit 10.1 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.1.3	Amendment No. 3 to Allocated Bullion Account Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.1.3 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
10.2	Unallocated Bullion Account Agreement, dated November 12, 2004, heretofore filed as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.2.1	Amendment No. 1 to Unallocated Bullion Account Agreement, heretofore filed as Exhibit 10.2 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.2.2	Amendment No. 2 to Unallocated Bullion Account Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.2.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.

Exhibit
No.	Description

10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) heretofore filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, and incorporated herein by reference.
10.3.1	Form of Amendment No. 1 to Participant Unallocated Bullion Account Agreement, dated November 26, 2007, heretofore filed as Exhibit 10.3.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement, heretofore filed as Exhibit 10.3.1 to the Trust’s Registration Statement on Form S-3, File No. 333-151056, filed on May 20, 2008, and incorporated herein by reference.
10.4	Depository Agreement, dated November 11, 2004, heretofore filed as Exhibit 10.4 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.5	License Agreement heretofore filed as Exhibit 10.5 to the Trust’s Registration Statement on Form S-1, File No. 333-105202, and incorporated herein by reference.
10.6	Marketing Agent Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.6 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.6.1	Amendment No. 2 to Marketing Agent Agreement, heretofore filed as Exhibit 10.6 to Current Report on Form 8-K, File No. 001-32356, filed on December 13, 2007, and incorporated herein by reference.
10.6.2	Amendment No. 3 to Marketing Agent Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.6.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
10.8	WGC/WGTS License Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.8 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
10.10	Marketing Agent Reimbursement Agreement, dated November 16, 2004, heretofore filed as Exhibit 10.10 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.11	Amendment No. 1 dated December 5, 2005 to the Allocated Bullion Account Agreement, heretofore filed as Exhibit 10.11 to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, dated October 10, 2008, and incorporated herein by reference.
10.12	SPDR Sublicense Agreement, dated May 20, 2008, heretofore filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, dated November 25, 2008, and incorporated herein by reference.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Carter Ledyard & Milburn LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2
Statements of Condition at September 30, 2010 and 2009	F-3

Statements of Operations for the years ended September 30, 2010, 2009 and 2008	F-4

Statements of Cash Flow for the years ended September 30, 2010, 2009 and 2008	F-5

Statements of Changes in Shareholders’ Deficit for the years ended September 30, 2010, 2009 and 2008	F-6
Notes to the Financial Statements	F-7
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited the accompanying statements of condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2010 and 2009, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2010 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

New York, New York
November 22, 2010

SPDR® GOLD TRUST

Statements of Condition

at September 30, 2010 and 2009

	Sept 30,	Sept 30,
(Amounts in 000’s of US$ except for share data)	2010	2009

ASSETS
Investment in gold, at cost(1)	$37,736,064	$28,463,669
Gold receivable	255,409	39,068

Total Assets	$37,991,473	$28,502,737

LIABILITIES
Gold payable	$76,622	$—
Accounts payable to related parties	16,065	10,672
Accounts payable	2,192	1,085
Accrued expenses	425	400

Total Liabilities	95,304	12,157

Redeemable Shares:
Shares at redemption value to investors(2)	54,809,779	35,054,043

Shareholders’ Deficit	(16,913,610)	(6,563,463)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$37,991,473	$28,502,737

(1)	The market value of Investment in Gold at September 30, 2010 is $54,649,674 and at September 30, 2009 is $35,027,132.

(2)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at September 30, 2010 is 429,200,000 and at September 30, 2009 is 358,900,000.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2010, 2009 and 2008

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$ except for share and per share data)	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008

REVENUES
Proceeds from sales of gold	$170,598	$108,235	$68,188
Cost of gold sold to pay expenses	(124,764)	(93,494)	(50,202)

Gain on gold sold to pay expenses	45,834	14,741	17,986
Gain on gold distributed for the redemption of shares	1,339,420	493,732	2,018,149

Total gain/(loss) on gold	1,385,254	508,473	2,036,135

EXPENSES
Custody fees	29,030	18,863	12,307
Trustee fees	2,000	2,000	2,000
Sponsor fees	66,249	41,946	25,472
Marketing agent fees	66,249	41,946	25,472
Other expenses	13,594	8,855	5,322

Total expenses	177,122	113,610	70,573

Net gain/(loss) from operations	$1,208,132	$394,863	$1,965,562

Net gain/(loss) per share	$3.10	$1.24	$9.60

Weighted average number of shares (000’s)	389,968	319,348	204,762

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flow

For the years ended September 30, 2010, 2009 and 2008

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008

INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$170,598	$108,235	$68,188
Cash expenses paid	(170,598)	(108,235)	(68,188)

Increase/(decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares – net of gold receivable	$12,968,179	$14,369,479	$12,903,805

Value of gold distributed for redemption of shares – net of gold payable	$3,631,238	$3,588,054	$5,722,355

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008

RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain/(loss) from operations	$1,208,132	$394,863	$1,965,562
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in investment in gold	(9,272,395)	(11,585,115)	(6,234,065)
(Increase)/decrease in gold receivable	(216,341)	858,116	(897,184)
Increase in gold payable	76,622	—	—
Increase in liabilities	6,525	5,375	2,386
Increase/(decrease) in redeemable shares
Creations	13,221,048	14,408,547	12,903,805
Redemptions	(5,023,591)	(4,081,786)	(7,740,504)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended September 30, 2010, 2009 and 2008

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2010	2009	2008

Shareholders’ deficit – opening balance	$(6,563,463)	$(3,702,128)	$(3,163,495)
Net gain/(loss) from operations	1,208,132	394,863	1,965,562
Adjustment of redeemable shares to redemption value	(11,558,279)	(3,256,198)	(2,504,195)

Shareholders’ deficit – closing balance	$(16,913,610)	$(6,563,463)	$(3,702,128)

See notes to the financial statements.

SPDR® GOLD TRUST

Notes to the Financial Statements

1  Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 (Date of Inception) under New York law pursuant to a trust indenture. The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

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

The table below summarizes the impact of unrealized gains on the Trust’s gold holdings as of September 30, 2010 and 2009:

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2010	2009

Investment in gold – cost	$37,736,064	$28,463,669
Unrealized gain on investment in gold	16,913,610	6,563,463

Investment in gold – market value	$54,649,674	$35,027,132

The Trust recognizes the diminution in value of the investment in gold which arises from market declines on an interim basis. Increases in the value of the same investment in gold in later interim periods through market price recoveries are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value.

2.2  Gold receivable

Gold receivable, when recorded, represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date.

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2010	2009

Gold receivable	$255,409	$39,068

SPDR® GOLD TRUST

Notes to the Financial Statements

2.3  Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date.

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2010	2009

Gold payable	$76,622	$—

2.4  Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statements of Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the years ended September 30, 2010, 2009 and 2008 are as follows:

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s)	2010	2009	2008

Number of Redeemable Shares:
Opening balance	358,900	246,500	187,900
Creations	114,000	159,000	147,100
Redemptions	(43,700)	(46,600)	(88,500)

Closing balance	429,200	358,900	246,500

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$ except for per share data)	2010	2009	2008

Redeemable Shares:
Opening balance	$35,054,043	$21,471,084	$13,803,588
Creations	13,221,048	14,408,547	12,903,805
Redemptions	(5,023,591)	(4,081,786)	(7,740,504)
Adjustment to redemption value	11,558,279	3,256,198	2,504,195

Closing balance	$54,809,779	$35,054,043	$21,471,084

Redemption value per redeemable share at period end	$127.70	$97.67	$87.10

Net gain/(loss) per share represents basic net gain/(loss) per share because there are no dilutive equity instruments authorized or outstanding.

2.5  Revenue Recognition Policy

The Trustee will at the direction of the Sponsor or in its own discretion sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to

SPDR® GOLD TRUST

Notes to the Financial Statements

2.5  Revenue Recognition Policy — (continued)

sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

2.6  Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

3  Investment in Gold

The following represents the changes in ounces of gold and the respective values for the years ended September 30, 2010, 2009 and 2008:

	Sept 30,	Sept 30,	Sept 30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2010	2009	2008

Ounces of Gold:
Opening balance	35,176.6	23,268.2	18,584.1
Creations (excluding gold receivable at September 30, 2010 – 195.4 at September 30, 2009 – 39.2 and at September 30, 2008 – 1,014.3)	11,001.2	16,607.2	13,491.8
Redemptions (excluding gold payable at September 30, 2010 – 58.6 and at September 30, 2009 and 2008 – nil)	(4,218.0)	(4,578.9)	(8,728.6)
Sales of gold	(146.7)	(119.9)	(79.1)

Closing balance	41,813.1	35,176.6	23,268.2

Investment in Gold (lower of cost or market):
Opening balance	$28,463,669	$16,878,554	$10,644,489
Creations (excluding gold receivable at September 30, 2010 – $255,409 at September 30, 2009 - $39,068 and at September 30, 2008 – $897,184)	13,004,707	15,266,663	12,006,621
Redemptions (excluding gold payable at September 30, 2010 – $76,622 and at September 30, 2009 and 2008 – $nil)	(3,607,548)	(3,588,054)	(5,722,355)
Sales of gold	(124,764)	(93,494)	(50,201)

Closing balance	$37,736,064	$28,463,669	$16,878,554

SPDR® GOLD TRUST

Notes to the Financial Statements

4  Quarterly Statements of Operations (unaudited)

	Three Months Ended				Year to
(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2009	Mar-31, 2010	Jun-30, 2010	Sep-30, 2010	Sep-30, 2010

REVENUES
Proceeds from sales of gold	$37,288	$37,685	$42,780	$52,845	$170,598
Cost of gold sold to pay expenses	(27,348)	(27,664)	(30,894)	(38,858)	(124,764)

Gain on gold sold to pay expenses	9,940	10,021	11,886	13,987	45,834
Gain on gold distributed for the redemption of shares	245,452	315,102	53,934	724,932	1,339,420

Total gain/(loss) on gold	255,392	325,123	65,820	738,919	1,385,254

EXPENSES
Custody fees	6,544	6,452	7,612	8,422	29,030
Trustee fees	504	493	499	504	2,000
Sponsor fees	14,833	14,606	17,461	19,349	66,249
Marketing agent fees	14,833	14,606	17,461	19,349	66,249
Other expenses	3,024	2,959	3,622	3,989	13,594

Total expenses	39,738	39,116	46,655	51,613	177,122

Net gain/(loss) from operations	$215,654	$286,007	$19,165	$687,306	$1,208,132

Net gain/(loss) per share	$0.59	$0.78	$0.05	$1.61	$3.10

Weighted average number of shares (000’s)	365,974	365,749	400,502	427,237	389,968

SPDR® GOLD TRUST

Notes to the Financial Statements

4  Quarterly Statements of Operations (unaudited) (continued)

	Three Months Ended				Year to
(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2008	Mar-31, 2009	Jun-30, 2009	Sep-30, 2009	Sep-30, 2009

REVENUES
Proceeds from sales of gold	$18,852	$23,869	$32,173	$33,341	$108,235
Cost of gold sold to pay expenses	(17,606)	(20,102)	(27,786)	(28,000)	(93,494)

Gain on gold sold to pay expenses	1,246	3,767	4,387	5,341	14,741
Gain on gold distributed for the redemption of shares	75,113	1,508	116,608	300,503	493,732

Total gain/(loss) on gold	76,359	5,275	120,995	305,844	508,473

EXPENSES
Custody fees	3,344	4,494	5,448	5,577	18,863
Trustee fees	504	493	499	504	2,000
Sponsor fees	6,933	10,112	12,278	12,623	41,946
Marketing agent fees	6,933	10,112	12,278	12,623	41,946
Other expenses	1,841	2,071	2,551	2,392	8,855

Total expenses	19,555	27,282	33,054	33,719	113,610

Net gain/(loss) from operations	$56,804	$(22,007)	$87,941	$272,125	$394,863

Net gain/(loss) per share	$0.23	$(0.07)	$0.24	$0.77	$1.24

Weighted average number of shares (000’s)	247,616	309,078	366,115	354,866	319,348

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

SPDR® GOLD TRUST

Notes to the Financial Statements

5  Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

Fees are paid to the Custodian under the Allocated Bullion Account Agreement as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian is entitled to a fee that is accrued daily at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (Trust Allocated Account) and the Trust’s unallocated gold account (Trust Unallocated Account) and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces, payable in monthly installments in arrears. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement.

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

For the years ended September 30, 2010, 2009 and 2008 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were each reduced by $175,823, $657,248 and $992,705 respectively.

SPDR® GOLD TRUST

Notes to the Financial Statements

5  Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (continued)

Amounts Payable to Related Parties

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2010	2009

Payable to custodian	$2,841	$1,882
Payable to trustee	164	164
Payable to sponsor	6,530	4,313
Payable to marketing agent	6,530	4,313

Accounts payable to related parties	$16,065	$10,672

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

8.	Subsequent Events

The Trust evaluates events subsequent to the end of the Trust’s fiscal year through the date of filing of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/ Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: November 22, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.