Form 10-Q
period 2010-12-31
SPDR GOLD TRUST
filed 2011-02-04
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2010
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ☐     No ☒

As of February 2, 2011 the Registrant had 404,200,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition
 at December 31, 2010 and September 30, 2010

	Dec-31,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2010	2010(1)

ASSETS
Investment in Gold, at cost(2)	$38,368,043	$37,736,064
Gold Receivable	—	255,409

Total Assets	$38,368,043	$37,991,473

LIABILITIES
Gold payable	$316,620	$76,622
Accounts payable to related parties	18,044	16,065
Accounts payable	1,796	2,192
Accrued expenses	8	425

Total Liabilities	336,468	95,304
Redeemable Shares:
Shares at redemption value to investors(3)	58,049,314	54,809,779
Shareholders’ Deficit	(20,017,739)	(16,913,610)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$38,368,043	$37,991,473

(1)	Derived from audited statement of condition as of September 30, 2010.

(2)	The market value of Investment in Gold at December 31, 2010 is $58,385,782 and at September 30, 2010, is $54,649,674.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at December 31, 2010 was 421,700,000 and at September 30, 2010 was 429,200,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations
 For the three months ended December 31, 2010 and 2009

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amounts in 000’s of US$, except for share and per share data)	2010	2009

REVENUES
Proceeds from sales of gold	$56,073	$37,288
Cost of gold sold to pay expenses	(37,288)	(27,348)

Gain on gold sold to pay expenses	18,785	9,940
Gain on gold distributed for the redemption of Shares	1,160,478	245,452

Total Gain on gold	1,179,263	255,392

EXPENSES
Custody fees	9,346	6,544
Trustee fees	504	504
Sponsor fees	21,458	14,833
Marketing agent fees	21,458	14,833
Other expenses	4,472	3,024

Total expenses	57,238	39,738

Net Gain from Operations	$1,122,025	$215,654

Net Gain per Share	$2.64	$0.59

Weighted average number of Shares (000’s)	425,404	365,974

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows
 For the three months ended December 31, 2010 and 2009

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amounts in 000’s of US$)	2010	2009

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$56,073	$37,288
Cash expenses paid	(56,073)	(37,288)

(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$2,521,232	$2,261,093

Value of gold distributed for redemption of Shares	$2,347,373	$658,129

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amount in 000’s of US$)	2010	2009

RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain/(Loss) from Operations	$1,122,025	$215,654
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in investment in gold	(631,979)	(1,614,743)
Decrease in gold receivable	255,409	6,612
Increase in gold payable	239,998	—
Increase in liabilities	1,166	2,449
Increase/(decrease) in redeemable Shares
Creations	2,521,232	2,293,608
Redemptions	(3,507,851)	(903,580)

Net cash provided by operating activities	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the three months ended December 31, 2010

Three Months
Ended
(Amounts in 000’s of US$)	Dec-31, 2010

Shareholders’ Deficit - Opening Balance	$(16,913,610)
Net Gain for the period	1,122,025
Adjustment of Redeemable Shares to redemption value	(4,226,154)

Shareholders’ Deficit - Closing Balance	$(20,017,739)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

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

The condensed statements of financial condition at December 31, 2010 and September 30, 2010, the condensed statements of operations and of cash flows for the three months ended December 31, 2010 and December 31, 2009 and the condensed statement of changes in shareholders’ deficit for the three months ended December 31, 2010 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of December 31, 2010 and September 30, 2010:

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2010	2010

Investment in gold - average cost	$38,368,043	$37,736,064
Unrealized gain on investment in gold	20,017,739	16,913,610

Investment in gold - market value	$58,385,782	$54,649,674

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

2.2.  Gold receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

	Dec 31,	Sept 30,
(Amounts in 000’s of US$)	2010	2010

Gold receivable	$—	$255,409

2.3  Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

	Dec 31,	Sept 30,
(Amounts in 000’s of US$)	2010	2010

Gold payable	$316,620	$76,622

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the three months ended December 31, 2010 and for the year ended September 30, 2010, are as follows:

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(All amounts are in 000’s)	2010	2010

Number of Redeemable Shares:
Opening Balance	429,200	358,900
Creations	18,800	114,000
Redemptions	(26,300)	(43,700)

Closing Balance	421,700	429,200

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(Amounts in 000’s of US$ except per Share)	2010	2010

Redeemable Shares:
Opening Balance	$54,809,779	$35,054,043
Creations	2,521,232	13,221,048
Redemptions	(3,507,851)	(5,023,591)
Adjustment to redemption value	4,226,154	11,558,279

Closing Balance	$58,049,314	$54,809,779

Redemption Value per Redeemable Share at Period End	$137.66	$127.70

2.5.  Revenue Recognition Policy

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Trustee”), will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold, the Trustee will endeavor to sell at the price established by the London Fix at 3 p.m. London time (“London PM Fix”). The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

2.6.  Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2010 or September 30, 2010.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

3.	Investment in Gold

The following represents the changes in ounces of gold and the respective values for the three months ended December 31, 2010 and for the year ended September 30, 2010:

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2010	2010

Ounces of Gold:
Opening Balance	41,813.1	35,176.6
Creations (excluding gold receivable at December 31, 2010 - 0 and at September 30, 2010 - 195.4)	2,031.4	11,001.2
Redemptions (excluding gold payable at December 31, 2010 - 224.5 and at September 30, 2010 - 58.6)	(2,402.5)	(4,218.0)
Sales of gold	(40.9)	(146.7)

Closing Balance	41,401.1	41,813.1

Investment in Gold (lower of cost or market):
Opening Balance	$37,736,064	$28,463,669
Creations (excluding gold receivable at December 31, 2010 - $0 and at September 30, 2010 - $255,409)	2,776,641	13,004,707
Redemptions (excluding gold payable at December 31, 2010 - $316,620 and at September 30, 2010 - $76,622)	(2,107,374)	(3,607,548)
Sales of gold	(37,288)	(124,764)

Closing Balance	$38,368,043	$37,736,064

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

For the three months ended December 31, 2010, the fees payable to the Sponsor and the Marketing Agent were each reduced by $6,798. For the three months ended December 31, 2009, the comparable reduction in fees was $69,114 each.

Amounts Payable to Related Parties

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2010	2010

Payable to Custodian	$3,196	$2,841
Payable to Trustee	170	164
Payable to Sponsor	7,339	6,530
Payable to Marketing Agent	7,339	6,530

Accounts Payable to related parties	$18,044	$16,065

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

5.	Concentration of Risk

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

The Trust has evaluated events subsequent to the December 31, 2010 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Share & gold price v. NAV from Date of Inception to December 31, 2010

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

Gold acquired, or disposed of, by the Trust is recorded at the lower of average cost or market value. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at December 31, 2010 and September 30, 2010:

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2010	2010

Investment in gold - average cost	$38,368,043	$37,736,064
Unrealized gain on investment in gold	20,017,739	16,913,610

Investment in gold - market value	$58,385,782	$54,649,674

Critical Accounting Policy

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London Fix used to determine the NAV of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost. Subsequent to filing our Annual Report on Form 10-K for the year ended September 30, 2010, we discovered that Mitsui & Co Precious Metals Inc. was erroneously listed as a subcustodian selected by the Custodian for possible use.

Review of Financial Results

Financial Highlights

	Three Months	Three Months
	Ended	Ended
(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	Dec-31, 2010	Dec-31, 2009

Total Gain on gold	$1,179,263	$255,392
Net Gain from operations	$1,122,025	$215,654
Net Gain per Share	$2.64	$0.59
Net cash flows from operating activities	$0	$0

The Trust’s total gain on gold for the three months ended December 31, 2010 of $1,179,263 is made up of a gain of $18,785 on the sale of gold to pay expenses plus a gain of $1,160,478 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the three months ended December 31, 2009 of $255,392 was made up of a gain of $9,940 on the sale of gold to pay expenses plus a gain of $245,452 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the three months ended December 31, 2010 and for the year ended September 30, 2010.

	Three Months	Year
	Ended	Ended
	Dec-31,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2010	2010

Ounces of Gold:
Opening Balance	41,813.1	35,176.6
Creations (excluding gold receivable at December 31, 2010 – 0 and at September 30, 2010 – 195.4)	2,031.4	11,001.2
Redemptions (excluding gold payable at December 31, 2010 – 224.5 and at September 30, 2010 – 58.6)	(2,402.5)	(4,218.0)
Sales of gold	(40.9)	(146.7)

Closing Balance	41,401.1	41,813.1

Gold price per ounce - London PM Fix	$1,410.25	$1,307.00

Market value of gold holdings	$58,385,782	$54,649,674

Number of Shares:
Opening Balance	429,200	358,900
Creations	18,800	114,000
Redemptions	(26,300)	(43,700)

Closing Balance	421,700	429,200

Net Asset Value per share:
Creations	$134.11	$115.97
Redemptions	$133.38	$114.96

Shares at redemption value to investors at Period End	$58,049,314	$54,809,779

Redemption Value per Redeemable Share at Period End	$137.66	$127.70

Change in Redemption Value through Period End	5.9%	56.4%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.034)%	(0.034)%

Results of Operations

In the three months ended December 31, 2010, 18,800,000 Shares (188 Baskets) were created in exchange for 1,835,962 ounces of gold, 26,300,000 Shares (263 Baskets) were redeemed in exchange for 2,568,395 ounces of gold including 224,513 ounces of gold payable and 40,920 ounces of gold were sold to pay expenses.

As at December 31, 2010, the amount of gold owned by the Trust was 41,176,502 ounces with a market value of $58,069,161,685 (cost – $38,051,422,678), including gold payable of 224,513 ounces with a market value of $316,620,041 based on the London PM Fix on December 31, 2010.

As at December 31, 2010, the Custodian held 41,401,015 ounces in its vault (41,400,842 ounces of allocated gold in the form of London Good Delivery gold bars and 173 ounces of unallocated gold), excluding gold payable, with a market value of $58,385,781,725 (cost – $38,368,042,718).
As at September 30, 2010, the amount of gold owned by the Trust was 41,949,855 ounces, with a market value of $54,828,461,021 (cost – $37,914,851,219), including gold receivable of 195,416 ounces with a market value of $255,409,156 and gold payable of 58,624 ounces with a market value of $76,622,029, based on the London PM fix on September 30, 2010 (in accordance with the Trust Indenture).

As at September 30, 2010, the Custodian held 41,813,063 ounces of gold in its vault excluding gold receivable and gold payable, (41,812,885 ounces of allocated gold in the form of London Good Delivery gold bars and 178 ounces of unallocated gold), with a market value of $54,649,673,894 (cost – $37,736,064,092). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 195,416 ounces of gold were receivable and 58,624 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

Cash flow from operations

The Trust had no net cash flow resulting from operations in the three months ended December 31, 2010, and 2009. Cash received in respect of gold sold to pay expenses in the three months ended December 31, 2010 and 2009 was the same as those expenses, resulting in zero cash balances at December 31, 2010 and 2009.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At December 31, 2010 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2006 to December 31, 2010, and is based on the London PM Fix.

Daily gold price - January 1, 2006 to December 31, 2010

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through December 31, 2010, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to March 31, 2008	$924.83	$1,011.25	Mar 17, 2008	$846.75	Jan 02, 2008	$933.50	Mar 31, 2008
Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18	$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00	$1,018.50	Sep 17, 2009	$908.50	Jul 13,2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009(2)
Three months to March 31, 2010	$1,109.12	$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74	$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three month to September 30, 2010	$1,226.75	$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010(2)

Twelve months ended December 31, 2008	$871.80	$1,011.25	Mar 17, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008
Twelve months ended December 31, 2009	$973.39	$1,212.50	Dec 02, 2009	$810.00	Jan 15, 2009	$1,104.00	Dec 31, 2009
Twelve months ended December 31, 2010	$1,225.87	$1,421.00	Nov 09, 2010	$1,058.00	Feb 05, 2010	$1,410.25	Dec 31, 2010

November 12, 2004 to December 31, 2010	$795.26	$1,421.00	Nov 09, 2010	$411.10	Feb 08, 2005	$1,410.25	Dec 31, 2010

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2008, 2009 and 2010. The London AM Fix on such business days was $865.00, $1,104.00 and 1,410.25 respectively. The Net Asset Value of the Trust on December 31, 2008, 2009 and 2010 was calculated using the London AM Fix, in accordance with the Trust Indenture.

The upward price trend that began in 2001 has continued for much of the period since the Date of Inception, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the London PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the U.S. authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a new high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold traded in a range from the mid-$900s down to the low-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The gold price broke out of this range in the second half of 2009, once again breaching the symbolic $1,000 per ounce level and reaching a new high of $1,212.50 per ounce at the London PM fix on December 2, 2009. The reasons for this included increased investment inflows and a shift in behavior in central bank reserve management as western central banks slowed gold sales and emerging nations increased their gold reserves. This trend has continued during 2010 with the gold prices breaking a series of historic levels and trading as high as $1,421.00 per ounce at the London PM fix on November 9, 2010. This has been supported by a recovery in jewelry consumption, strong investment demand on the back of currency concerns and a slow economic recovery, and a continuation of the trend in central bank reserve management. The average price for the three months ended December 31, 2010 was $1,367.68 per ounce.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2010, 6,744 Baskets (674,400,000 Shares) have been created and 2,527 Baskets (252,700,000 Shares) have been redeemed. As of February 2, 2011, 404,200,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for February 2, 2011 was $130.46.

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/  Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: February 4, 2011

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.