Form 10-Q
period 2011-03-31
SPDR GOLD TRUST
filed 2011-05-06
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ☐     No ☒

As of May 4, 2011 the Registrant had 402,200,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition
 at March 31, 2011 and September 30, 2010

	Mar-31,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2011	2010(1)

ASSETS
Investment in Gold, at cost(2)	$36,729,489	$37,736,064
Gold Receivable	—	255,409

Total Assets	$36,729,489	$37,991,473

LIABILITIES
Gold payable	$28,065	$76,622
Accounts payable to related parties	17,435	16,065
Accounts payable	799	2,192
Accrued expenses	2,375	425

Total Liabilities	48,674	95,304
Redeemable Shares:
Shares at redemption value to investors(3)	56,017,248	54,809,779
Shareholders’ Deficit	(19,336,433)	(16,913,610)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$36,729,489	$37,991,473

(1)	Derived from audited statement of condition as of September 30, 2010.

(2)	The market value of Investment in Gold at March 31, 2011 is $56,065,922 and at September 30, 2010, is $54,649,674.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at March 31, 2011 was 399,200,000 and at September 30, 2010 was 429,200,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations
 For the three months ended March 31, 2011 and 2010 and the six months ended March 31, 2011 and 2010

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(Amounts in 000’s of US$, except for share and per share data)	2011	2010	2011	2010

REVENUES
Proceeds from sales of gold	$53,427	$37,685	$109,500	$74,973
Cost of gold sold to pay expenses	(36,035)	(27,664)	(73,323)	(55,012)

Gain on gold sold to pay expenses	17,392	10,021	36,177	19,961
Gain on gold distributed for the redemption of Shares	1,676,026	315,102	2,836,504	560,554

Total Gain on gold	1,693,418	325,123	2,872,681	580,515

EXPENSES
Custody fees	8,881	6,452	18,227	12,996
Trustee fees	493	493	997	997
Sponsor fees	20,321	14,606	41,779	29,439
Marketing agent fees	20,321	14,606	41,779	29,439
Other expenses	4,172	2,959	8,644	5,983

Total expenses	54,188	39,116	111,426	78,854

Net Gain from Operations	$1,639,230	$286,007	$2,761,255	$501,661

Net Gain per Share	$4.04	$0.78	$6.64	$1.37

Weighted average number of Shares (000’s)	406,074	365,749	415,846	365,863

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows
 For the three months ended March 31, 2011 and 2010 and the six months ended March 31, 2011 and 2010

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(Amounts in 000’s of US$)	2011	2010	2011	2010

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$53,427	$37,685	$109,500	$74,973
Cash expenses paid	(53,427)	(37,685)	(109,500)	(74,973)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$2,258,501	$904,330	$4,779,733	$3,197,937

Value of gold distributed for redemption of Shares — net of gold payable	$3,554,085	$882,666	$5,901,458	$1,540,794

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(Amount in 000’s of US$)	2011	2010	2011	2010

RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain/(Loss) from Operations	$1,639,230	$286,007	$2,761,255	$501,661
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase)/Decrease in investment in gold	1,638,554	(25,125)	1,006,575	(1,639,868)
(Increase)/Decrease in gold receivable	—	(153,197)	255,409	(146,585)
Decrease in gold payable	(288,555)	—	(48,557)	—
Increase in liabilities	761	1,431	1,927	3,881
Increase/(Decrease) in redeemable Shares
Creations	2,258,501	1,088,652	4,779,733	3,382,259
Redemptions	(5,248,491)	(1,197,768)	(8,756,342)	(2,101,348)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the six months ended March 31, 2011

Six Months
Ended
(Amounts in 000’s of US$)	Mar-31, 2011

Shareholders’ Deficit - Opening Balance	$(16,913,610)
Net Gain for the period	2,761,255
Adjustment of Redeemable Shares to redemption value	(5,184,078)

Shareholders’ Deficit - Closing Balance	$(19,336,433)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

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

The condensed statements of financial condition at March 31, 2011 and September 30, 2010, the condensed statements of operations and of cash flows for the three and six months ended March 31, 2011 and 2010 and the condensed statement of changes in shareholders’ deficit for the six months ended March 31, 2011 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of March 31, 2011 and September 30, 2010:

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2011	2010

Investment in gold - average cost	$36,729,489	$37,736,064
Unrealized gain on investment in gold	19,336,433	16,913,610

Investment in gold - market value	$56,065,922	$54,649,674

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

	Mar-31,	Sept 30,
(Amounts in 000’s of US$)	2011	2010

Gold receivable	$—	$255,409

2.3  Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

	Mar-31,	Sept 30,
(Amounts in 000’s of US$)	2011	2010

Gold payable	$28,065	$76,622

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the six months ended March 31, 2011 and for the year ended September 30, 2010, are as follows:

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(All amounts are in 000’s)	2011	2010

Number of Redeemable Shares:
Opening Balance	429,200	358,900
Creations	35,600	114,000
Redemptions	(65,600)	(43,700)

Closing Balance	399,200	429,200

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(Amounts in 000’s of US$ except per Share)	2011	2010

Redeemable Shares:
Opening Balance	$54,809,779	$35,054,043
Creations	4,779,733	13,221,048
Redemptions	(8,756,342)	(5,023,591)
Adjustment to redemption value	5,184,078	11,558,279

Closing Balance	$56,017,248	$54,809,779

Redemption Value per Redeemable Share at Period End	$140.32	$127.70

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

2.6.  Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2011 or September 30, 2010.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

3.	Investment in Gold

The following represents the changes in ounces of gold and the respective values for the six months ended March 31, 2011 and for the year ended September 30, 2010:

	Six Months Ended	Year Ended
	Mar-31,	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2011	2010

Ounces of Gold:
Opening Balance	41,813.1	35,176.6
Creations (excluding gold receivable at March 31, 2011 - 0 and at September 30, 2010 - 195.4)	3,670.4	11,001.2
Redemptions (excluding gold payable at March 31, 2011 - 19.5 and at September 30, 2010 - 58.6)	(6,442.1)	(4,218.0)
Sales of gold	(79.7)	(146.7)

Closing Balance	38,961.7	41,813.1

Investment in Gold (lower of cost or market):
Opening Balance	$37,736,064	$28,463,669
Creations (excluding gold receivable at March 31, 2011 - $0 and at September 30, 2010 - $255,409)	5,035,143	13,004,707
Redemptions (excluding gold payable at March 31, 2011 - $28,065 and at September 30, 2010 - $76,622)	(5,968,395)	(3,607,548)
Sales of gold	(73,323)	(124,764)

Closing Balance	$36,729,489	$37,736,064

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

For the three and six months ended March 31, 2011, the fees payable to the Sponsor and the Marketing Agent were each reduced by $0 and $6,798 respectively. For the three and six months ended March 31, 2010, the comparable reduction in fees was $63,032 and $132,146 respectively.

Amounts Payable to Related Parties

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2011	2010

Payable to Custodian	$3,095	$2,841
Payable to Trustee	170	164
Payable to Sponsor	7,085	6,530
Payable to Marketing Agent	7,085	6,530

Accounts Payable to related parties	$17,435	$16,065

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

5.	Concentration of Risk

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

The Trust has evaluated events subsequent to the March 31, 2011 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Share price & NAV v. gold price from fund inception to March 31, 2011

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Valuation of Gold, Definition of NAV and ANAV

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or, if there is no London PM Fix on such day or the London PM Fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the “Valuation Time”), the Trustee values the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

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

Gold acquired, or disposed of, by the Trust is recorded at the lower of average cost or market value. The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings at March 31, 2011 and September 30, 2010:

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2011	2010

Investment in gold - average cost	$36,729,489	$37,736,064
Unrealized gain on investment in gold	19,336,433	16,913,610

Investment in gold - market value	$56,065,922	$54,649,674

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

Review of Financial Results

Financial Highlights

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31,	Mar-31,	Mar-31,	Mar-31,
(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	2011	2010	2011	2010

Total Gain on gold	$1,693,418	$325,123	$2,872,681	$580,515
Net Gain from operations	$1,639,230	$286,007	$2,761,255	$501,661
Net Gain per Share	$4.04	$0.78	$6.64	$1.37
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended March 31, 2011 of $1,693,418 is made up of a gain of $17,392 on the sale of gold to pay expenses plus a gain of $1,676,026 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the three months ended March 31, 2010 of $325,123 is made up of a gain of $10,021 on the sale of gold to pay expenses plus a gain of $315,102 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the six months ended March 31, 2011 of $2,872,681 was made up of a gain of $36,177 on the sale of gold to pay expenses plus a gain of $2,836,504 on gold distributed on the redemption of Shares

The Trust’s total gain on gold for the six months ended March 31, 2010 of $580,515 is made up of a gain of $19,961 on the sale of gold to pay expenses plus a gain of $560,554 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the six months ended March 31, 2011 and for the year ended September 30, 2010.

	Six Months	Year
	Ended	Ended
	Mar-31,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2011	2010

Ounces of Gold:
Opening Balance	41,813.1	35,176.6
Creations (excluding gold receivable at March 31, 2011 – 0 and at September 30, 2010 – 195.4)	3,670.4	11,001.2
Redemptions (excluding gold payable at March 31, 2011 – 19.5 and at September 30, 2010 – 58.6)	(6,442.1)	(4,218.0)
Sales of gold	(79.7)	(146.7)

Closing Balance	38,961.7	41,813.1

Gold price per ounce - London PM Fix	$1,439.00	$1,307.00

Market value of gold holdings	$56,065,922	$54,649,674

Number of Shares:
Opening Balance	429,200	358,900
Creations	35,600	114,000
Redemptions	(65,600)	(43,700)

Closing Balance	399,200	429,200

Net Asset Value per share:
Creations	$134.26	$115.97
Redemptions	$133.48	$114.96

Shares at redemption value to investors at Period End	$56,017,248	$54,809,779

Redemption Value per Redeemable Share at Period End	$140.32	$127.70

Change in Redemption Value through Period End	2.2%	56.4%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.037)%	(0.034)%

Results of Operations

In the six months ended March 31, 2011, 35,600,000 Shares (356 Baskets) were created in exchange for 3,474,995 ounces of gold, 65,600,000 Shares (656 Baskets) were redeemed in exchange for 6,402,955 ounces of gold including 19,503 ounces of gold payable and 79,674 ounces of gold were sold to pay expenses.

As at March 31, 2011, the amount of gold owned by the Trust was 38,942,222 ounces with a market value of $56,037,857,087 (cost – $36,701,424,046), including gold payable of 19,503 ounces with a market value of $28,064,754 based on the London PM Fix on March 31, 2011.

As at March 31, 2011, the Custodian held 38,961,725 ounces in its vault (38,961,316 ounces of allocated gold in the form of London Good Delivery gold bars and 409 ounces of unallocated gold), excluding gold payable, with a market value of $56,065,921,840 (cost – $36,729,488,799).

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

Cash flow from operations

The Trust had no net cash flow resulting from operations in the six months ended March 31, 2011 and 2010. Cash received in respect of gold sold to pay expenses in the six months ended March 31, 2011 and 2010 was the same as those expenses, resulting in zero cash balances at March 31, 2011 and 2010.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At March 31, 2011 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2006 to March 31, 2011, and is based on the London PM Fix.

Daily gold price - April 1, 2006 to March 31, 2011

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through March 31, 2011, based on the London PM Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)

Three months to June 30, 2008	$896.29	$946.00	Apr 17, 2008	$853.00	May 01, 2008	$930.25	Jun 30, 2008
Three months to September 30, 2008	$871.60	$986.00	Jul 15, 2008	$740.75	Sep 11, 2008	$884.50	Sep 30, 2008
Three months to December 31, 2008	$796.52(3)	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008(2)
Three months to March 31, 2009	$908.41	$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18	$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00	$1,018.50	Sep 17, 2009	$908.50	Jul 13,2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77(3)	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009(2)
Three months to March 31, 2010	$1,109.12	$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74	$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three month to September 30, 2010	$1,226.75	$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010(2)
Three months to March 31, 2011	$1,386.27	$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011

Twelve months ended March 31, 2009	$867.95	$989.00	Feb 20, 2009	$712.50	Oct 24, 2008	$916.50	Mar 31, 2009
Twelve months ended March 31, 2010	$1,023.37	$1,212.50	Dec 02, 2009	$870.25	Apr 06, 2009	$1,115.50	Mar 31, 2010
Twelve months ended March 31, 2011	$1,294.69	$1,447.00	Mar 24, 2011	$1,123.50	Apr 01, 2010	$1,439.00	Mar 31, 2011

November 12, 2004 to March 31, 2011	$818.32	$1,447.00	Mar 24, 2011	$411.10	Feb 08, 2005	$1,439.00	Mar 31, 2011

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2008, 2009 and 2010. The London AM Fix on such business days was $865.00, $1,104.00 and $1,410.25 respectively. The Net Asset Value of the Trust on December 31, 2008, 2009 and 2010 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2008, 2009 and 2010. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2008, 2009 and 2010 was calculated using the London AM Fix.

The upward price trend that began in 2001 has continued for much of the period since the Date of Inception, except for a period of several months during which the gold price corrected between May and October 2006. After reaching a peak of $725.00 at the London PM Fix on May 12, 2006, gold corrected down to a low of $560.75 at the London PM Fix on October 6, 2006. The reason most often cited for the correction was a concern among investors that monetary authorities, especially in the U.S., would move to counter the threat of rising inflation by aggressively raising interest rates. These concerns quickly ebbed, however, and as the dollar continued to fall, the gold price rallied from the October 2006 low. In any event, beginning in August 2007, the U.S. authorities began to reduce interest rates in response to the subprime mortgage crisis. The continued reduction in the fed funds rate helped to drive gold to a new high of $1,011.25 on March 17, 2008. As the subprime mortgage problems escalated into a global financial crisis, gold traded in a range from the mid-$900s down to the low-$700s. The higher prices have tended to coincide with investor buying on fresh news of distress for companies in the financial sector, and the lows appear to have been triggered by selling from investors in the search for liquidity. The gold price broke out of this range in the second half of 2009, once again breaching the symbolic $1,000 per ounce level and reaching a new high of $1,212.50 per ounce at the London PM fix on December 2, 2009. The reasons for this included increased investment inflows and a shift in behavior in central bank reserve management as western central banks slowed gold sales and emerging nations increased their gold reserves. This trend has continued during 2011 with the gold prices breaking a series of historic levels and trading as high as $1,447.00 per ounce at the London PM fix on March 24, 2011. This has been supported by a recovery in jewelry consumption, strong investment demand on the back of currency concerns and a slow economic recovery, and a continuation of the trend in central bank reserve management. The average price for the six months ended March 31, 2011 was $1,376.90 per ounce.

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

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2011, 6,912 Baskets (691,200,000 Shares) have been created and 2,920 Baskets (292,000,000 Shares) have been redeemed. As of May 4, 2011, 402,200,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for May 4, 2011 was $150.22.

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/  Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: May 6, 2011

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.