Form 10-K
period 2011-09-30
SPDR GOLD TRUST
filed 2011-11-22
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
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
510 Madison Avenue, 9th Floor
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2011 as reported by the NYSE Arca, Inc. on that date: $139.86

Number of shares of the registrant’s common stock outstanding as of November 18, 2011: 427,300,000

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

i

		Page
PART III		48
Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management	48
Item 13.	Certain Relationships and Related Transactions and Director Independence	48
Item 14.	Principal Accountant Fees and Services	48
PART IV		49
Item 15.	Exhibits and Financial Statement Schedules	49
EX-23.1
EX-23.2
EX-23.3
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

The Sponsor of the registrant maintains an Internet website at www.spdrgoldshares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means of gaining investment benefits similar to those of holding allocated gold bullion. The Shares offer an investment that is:

•	Easily Accessible. Investors can access the gold market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use gold by using the Shares instead of using the traditional means of purchasing, trading and holding gold.

•	Relatively Cost Efficient. The Sponsor believes that, for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of allocated gold.

•	Exchange Traded. The Shares trade on NYSE Arca, Inc., or NYSE Arca, providing investors with an efficient means to buy, sell, or sell short in order to implement a variety of investment strategies. The Shares are eligible for margin accounts. The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Securities Trading Limited, the Stock Exchange of Hong Kong Limited and the Tokyo Stock Exchange.

•	Backed by Gold Held by the Custodian on Behalf of the Trust. The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust’s holdings and their value based on current market prices are reported on the Trust’s website each business day.

Overview

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act of 1936, or the CEA, as administered by the Commodity Futures Trading Commission, or the CFTC. The Trust is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.

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

As of the London PM fix on each day that NYSE Arca is open for regular trading or, if there is no London PM fix on such day or the London PM fix has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or Valuation Time, the Trustee values the gold held by the Trust and determines both the Adjusted Net Asset Value, or ANAV, and the NAV of the Trust. Once the value of the gold has been determined, the Trustee subtracts all estimated accrued fees (other than the fees accruing for the evaluation day which are computed by reference to the ANAV of the Trust or the custody fees accruing for the evaluation day which are based on the value of the gold held by the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust, which is used to compute the fees of the Sponsor, the Trustee and the Marketing Agent.

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

The Trust’s assets only consist of allocated gold bullion and gold receivable when recorded; representing gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account and, from time to time, cash, which will be used to pay expenses. Cash held by the Trust will not generate any income. The Trust does not hold any derivative instruments. Each Share represents a proportional interest, based on the total number of Shares outstanding, in the gold and any cash held by the Trust, less the Trust’s liabilities (which include accrued expenses). The secondary market trading price of the Shares has fluctuated in response to the price of gold and the Sponsor believes that the trading price of the Shares reflects the estimated accrued expenses of the Trust.

Sales of Gold

The Trustee, at the direction of the Sponsor or in its own discretion, sells the Trust’s gold as necessary to pay the Trust’s expenses. As a result, the amount of gold sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. Unless otherwise directed by the Sponsor, when selling gold, the Trustee endeavors to sell at the price established by the London PM fix. The Trustee places orders with dealers (which may be the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. See “United States Federal Tax Consequences—Taxation of U.S. Shareholders” for information on the tax treatment of gold sales.

The Trustee may also sell the Trust’s gold if the Sponsor notifies the Trustee that the sale of gold is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Trustee will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of gold directed by the Sponsor. Any property received by the Trust other than gold, cash or an amount receivable in cash (such as, for example, an insurance claim) will be promptly sold or otherwise disposed of by the Trustee.

Gold Price Information

Investors may obtain on a 24-hour basis gold pricing information based on the spot price for an ounce of gold from various financial information service providers. Current spot prices are also generally available with bid/ask spreads from gold bullion dealers. In addition, the Trust’s website provides ongoing pricing information for gold spot prices and the Shares. Market prices for the Shares are available from a variety of sources including brokerage firms, information websites and other information service providers. The NAV of the Trust is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website at www.spdrgoldshares.com.

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2011, a publication of Thompson Reuters GFMS Limited, or GFMS, an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 166,600 tonnes (approximately 5.4 billion ounces) at the end of 2010. These stocks have increased by approximately 2.0% per year on average for the 10 years ended December 2010. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

World Gold Supply and Demand (2001 – 2010)

The following table sets forth a summary of the world gold supply and demand for the last 10 years. It is based on information reported in the GFMS Gold Survey 2011.

World Gold Supply and Demand, 2001-2010

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Mine production	2,646	2,619	2,624	2,496	2,550	2,482	2,476	2,408	2,589	2,689
Official sector sales	520	547	620	479	663	365	484	235	34	—
Recycled gold	749	874	991	881	902	1,133	982	1,316	1,695	1,645
Net producer hedging	(151)	(379)	(289)	(438)	(92)	(434)	(440)	(350)	(236)	(103)
Total reported supply [1]	3,764	3,661	3,946	3,418	4,023	3,546	3,502	3,609	4,082	4,231
Gold fabrication in carat jewelry	3,009	2,662	2,484	2,616	2,719	2,300	2,423	2,304	1,814	2,017
Gold fabrication in electronics	197	206	237	266	286	316	322	311	275	327
Gold fabrication in other industrial & decorative applications	97	83	82	85	90	92	96	95	82	91
Gold fabrication in dentistry	69	69	67	68	62	61	58	56	53	49
Official sector purchases	0	0	0	0	0	0	0	0	0	73
Bar and coin retail investment [2]	371	363	316	366	406	425	447	902	819	1,175
Investment in Exchange Traded Funds and related products [3]	0	3	39	133	208	260	253	321	617	338
Total identifiable demand [1]	3,743	3,386	3,225	3,533	3,771	3,454	3,599	3,989	3,660	4,070
Supply less demand [4]	21	275	721	(115)	252	92	(97)	(380)	422	161

(1)	Figures may not add due to independent rounding.

(2)	Bar and coin retail investment include physical bars, official coins, imitation coins and medals.

(3)	Including Gold Bullion Securities (LSE and ASX), SPDR Gold Shares, NewGold Gold Debentures, Central Fund of Canada and Central Gold Trust, iShares Comex Gold Trust, ZKB Gold, Golddist, ETFS Physical Gold, Xetra-Gold, Julius Baer Physical Gold Fund, Claymore Gold Bullion ETF, Swiss Gold, ETFS (Tokyo and New York), Sprott Physical Gold Trust, Dubai Gold Securities, ETFS Physical Precious Metals Basket Shares (GLTR) and Mistubishi Physical Gold ETF.

(4)	This is the residual from combining all the other data in the table. The residual results from the fact that there is no reliable methodology for measuring all elements of gold supply and demand. It includes net institutional investment other than that in Exchange Traded Funds and similar products, movements in stocks and other elements together with any residual error.

Source: Thompson Reuters GFMS Gold Survey 2011

Sources of Gold Supply

Sources of gold supply include both mine production and the recycling or mobilizing of existing above-ground stocks. The largest portion of gold supplied into the market annually is from gold mine production. The second largest source of annual gold supply is from recycled gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold.

Official sector sales outstripped purchases in the period from 1989 to 2009, creating additional net supply of gold into the marketplace, with annual net sales between 2001 and 2010 averaging 387 tonnes. In recent years, however, the pace of net sales has slowed sharply and since the second quarter of 2009, the official sector has been a small net buyer of gold on a quarterly basis. The year 2010 marked the first year in more than two decades that the official sector has become a net buyer, where purchases totaled 73 tonnes. The prominence given by market commentators to this activity and the size of official sector gold holdings, has resulted in this area being one of the more visible sectors of the gold market.

Sources of Gold Demand

Based on the GFMS Gold Survey 2011 published statistics, the demand for gold amounted to 2.4% of total above ground stocks in 2010. Gold demand has traditionally come from three sources: jewelry, industry (including medical applications), and investment. The primary source of demand comes from jewelry, which accounts for 58% of the identifiable demand over the past five years, followed by investment demand which accounts for a further 30% and industry which accounts for the remaining

12%. While jewelry remains by far the largest component of demand, its share has decreased over the past two years in favor of investment demand, as a by-product of the financial crisis. Additionally, in 2010, the official sector became a net purchaser of gold for the first time in over two decades.

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

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the eleven market-making members of the London Bullion Market Association, or LBMA, a trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: the Bank of Nova Scotia—ScotiaMocatta, Barclays Bank PLC, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA, N.A. JPMorgan Chase Bank, Mitsui & Co Precious Metals Inc., Merrill Lynch International Bank Limited, Société Générale and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of 1 kilogram or less. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the eleven market-making members of the LBMA, six offer clearing services. There are 60 full members, including the market-making members, plus a number of associate members around the world. The information about LBMA members in this report is as of October 27, 2011. These numbers may change from time to time as new members are added and existing members drop out.

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX, the Chicago Board of Trade, or CBOT, and the Tokyo Commodity Exchange, or TOCOM. The COMEX and the CBOT both began to offer trading in gold futures contracts in 1974. For most of the period since that date, the COMEX has been the largest exchange in the world for trading precious metals futures and options. Trading volumes in gold futures on the CBOT have, however, sometimes exceeded those on the COMEX. In July 2007, the Chicago Mercantile Exchange, or CME, merged with the CBOT to form the CME Group. On August 22, 2008, the CME Group acquired NYMEX Holdings, Inc., including the COMEX. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

Movements in the Price of Gold Since the Inception of the Trust

As movements in the price of gold are expected to directly affect the price of the Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2011, and is based on the London PM fix.

Daily gold price - November 18, 2004 to September 30, 2011

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. To become an Authorized Participant, a person must enter into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor without the consent of any Shareholder or Authorized Participant. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act. A current list of the Authorized Participants is available from the Trustee and the Sponsor.

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

Certain Authorized Participants are able to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Authorized Participants must be a DTC Participant and must be registered as a broker-dealer under the Exchange Act, and regulated by FINRA, or will be exempt from being or otherwise will not be required to be so regulated or registered, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

All gold bullion must be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account.

All gold bullion must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Under the Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities. The Trustee has agreed to reimburse the Authorized Participants, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor to the extent the Sponsor has not paid such amounts when due.

The following description of the procedures for the creation and redemption of Baskets is only a summary and investors should review the description of the procedures for the creation and redemption of Baskets set forth in the Trust Indenture, the form of Participant Agreement and the form of Participant Unallocated Bullion Account Agreement, each of which have been filed as exhibits.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required gold deposit amount by the end of the second business day in London following the purchase order date. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the gold deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust shall be borne solely by the Authorized Participant. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

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

Delivery of Redemption Distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the third business day following the redemption order date if, by 9:00 AM New York time on such third business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If the Trustee’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Trustee receives the fee applicable to the extension of the redemption distribution date which the Trustee may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Trustee’s DTC account by 9:00 AM New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 9:00 AM New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

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

The Trustee will reject a redemption order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) the order would have adverse tax consequences to the Trust or its Shareholders or (iv) circumstances outside the control of the Trustee, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

None of the Sponsor, the Trustee or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension, postponement or rejection.

Creation and Redemption Transaction Fee

An Authorized Participant is required to pay a transaction fee to the Trustee of $2,000 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be changed by the Trustee with the consent of the Sponsor. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice. A transaction fee may not exceed 0.10% of the value of a Basket at the time the creation and redemption order is accepted.

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

Trust Expenses

The Trustee sells gold as needed to pay the expenses of the Trust. As a result, the amount of gold sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. Cash held by the Trustee does not bear any interest.

The Trust’s estimated ordinary operating expenses are accrued daily and reflected in the NAV of the Trust. The ordinary operating expenses of the Trust include: (1) fees paid to the Sponsor, (2) fees paid to the Trustee, (3) fees paid to the Custodian, (4) fees paid to the Marketing Agent and other marketing costs and (5) various Trust administration fees, including printing and mailing costs, legal and audit fees, registration fees and listing fees.

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $89,517,491 for its services during the year ended September 30, 2011.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2,000,000 per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $2,000,000 for its services during the year ended September 30, 2011.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account

Agreement, as amended, or the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $39,053,700 for its services during the year ended September 30, 2011.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $89,517,491 for its services during the year ended September 30, 2011. Other marketing costs in the year ended September 30, 2011 were $16,027,664.

Under the Marketing Agent Agreement, as amended, if at the end of any month, the estimated ordinary expenses of the Trust exceed for such month an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent will waive the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. Investors should be aware that, based on current expenses, if the gross value of the Trust assets is less than approximately $1.2 billion, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust.

For the years ended September 30, 2011, 2010 and 2009 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were each reduced by $6,865, $175,823 and $657,248 respectively.

In addition, the following expenses are or may be charged to the Trust:

•	Expenses of custody, deposit or delivery of gold (other than expenses borne by Authorized Participants) and disbursements charged by and indemnification due to any Custodian;

•	Fees of the Trustee for extraordinary services;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Amounts for reimbursement in respect of certain claims described under “Risk Factors — The Trust’s obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties...”

•	Expenses incurred in contacting Shareholders;

•	Legal and auditing expenses, and the compensation paid to agents properly employed by or on behalf of the Trustee;

•	Fees paid to DTC for custody of the Shares;

•	Federal and state annual fees in keeping the registration of the Shares on a current basis for the issuance of Baskets;

•	Expenses of the Sponsor relating to the printing and distribution of marketing materials describing the Trust and the Shares;

•	Fees and expenses of the Marketing Agent; and

•	Stationery, postage and all other out-of-pocket expenses of the Trust not otherwise stated above incurred by the Trustee, the Sponsor or the Custodian or any additional or successor custodian pursuant to actions permitted or required under the Trust Indenture.

The administration fees of the Trust were $2,615,081 in the year ended September 30, 2011. These fees include the following: (1) SEC registration fees and other regulatory fees of $648,062; (2) legal fees of $493,051; (3) audit and quarterly review fees of $450,952; (4) internal and external auditor fees in respect of Sarbanes Oxley compliance of $218,821; (5) printing fees of $359,446; and (6) other costs of $444,749. Investors should be aware that administration fees are likely to increase over time due to increases in the fees of service providers to the Trust.

The Sponsor

The Sponsor is a Delaware limited liability company formed on July 17, 2002. The Sponsor was responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or such service providers. The Sponsor regularly communicates with the Trustee to monitor the overall performance of the Trust. The Sponsor may direct the Trustee, but only as provided in the Trust Indenture. The Sponsor, with assistance and support from the Trustee, is responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Trust and may from time to time employ legal counsel for the Trust. To assist the Sponsor in marketing the Shares, the Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent and the Trust. See “The Marketing Agent” for more information about the Marketing Agent. The Sponsor maintains a public website on behalf of the Trust (www.spdrgoldshares.com), which contains information about the Trust and the Shares.

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

The Trustee

BNYM, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed a Participant Agreement may be obtained from BNYM. A copy of the Trust Indenture is filed as an exhibit and is available at BNYM’s trust office identified above. Under the Trust Indenture, the Trustee is required to maintain capital, surplus and undivided profits of $500 million.

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

The Custodian

HSBC serves as the Custodian of the Trust’s gold. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC’s London custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the U.S. federal banking authorities, HSBC’s London custodian operations are subject to supervision by the Financial Services Authority, or the FSA.

The global parent company of HSBC is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had $174 billion in regulatory capital resources as of June 30, 2011.

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

The Marketing Agent’s Role and the Marketing Agent Agreement

The Marketing Agent assists the Sponsor in: (1) developing a marketing plan for the Trust on an ongoing basis, (2) preparing marketing materials regarding the Shares, including the content of the Trust’s website, (3) executing the marketing plan for the Trust, (4) incorporating gold into its strategic and tactical exchange-traded fund research, (5) sublicensing the “SPDR®” trademark, and (6) assisting with certain shareholder services, such as a call center and prospectus fulfillment.

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

The initial term of the Marketing Agent Agreement expired in November 2011 and automatically renewed for three years. The agreement provides for successive three year terms unless terminated in accordance with the Marketing Agent Agreement by either party prior to any such successive term. If the Sponsor terminates the Marketing Agent Agreement, the Sponsor is required to pay the Marketing Agent an amount equal to the present market value of the future payments the Marketing Agent would otherwise receive under the Marketing Agent Agreement over the subsequent 10 year period.

License Agreement with the Marketing Agent

In connection with the Marketing Agent Agreement, the Sponsor and the World Gold Council, or the WGC, entered into a license agreement, dated as of November 16, 2004, with the Marketing Agent. Under the license agreement, the Sponsor and the WGC granted the Marketing Agent, a royalty-free, worldwide, non-exclusive, non-transferable: (i) sublicense under the license agreement among the Sponsor, the WGC and BNYM, to BNYM’s patents and patent applications that cover securitized gold products in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement; and (ii) a license to the Sponsor’s and the WGC’s patents, patent applications and intellectual property and trade name and trademark rights in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement and for the purpose of establishing, operating and marketing financial products involving the securitization of gold.

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

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at its London, England vaults. The Custodian will hold all of the Trust’s gold in its own vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold from the subcustodian’s vault to the Custodian’s vault, at the Custodian’s cost and risk. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian, as instructed by the Trustee, is authorized to accept, on behalf of the Trust, deposits of gold in unallocated form. Acting on standing instructions given by the Trustee, the Custodian allocates gold deposited in unallocated form with the Trust by selecting bars of gold bullion for deposit to the Trust Allocated Account from unallocated bars which the Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. All gold bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA and the Custodian must replace any non-conforming gold bullion with conforming bullion as soon as practical.

The Trustee and the Custodian have entered into the Custody Agreements which establish the Trust Unallocated Account and the Trust Allocated Account. The Trust Unallocated Account is used to facilitate the transfer of gold deposits and gold redemption distributions between Authorized Participants and the Trust in connection with the creation and redemption of Baskets and the sales of gold made by the Trustee for the Trust. Except when gold is transferred in and out of the Trust, all gold deposited with the Trust is held in the Trust Allocated Account.

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s vault. The subcustodians that the Custodian currently uses are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, Barclays Bank PLC, Deutsche Bank AG, JPMorgan Chase Bank and UBS AG. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. The Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust’s gold. See “Risk Factors—The ability of the Trustee or the Custodian to take legal action against subcustodians may be limited...”

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the three years ended September 30, 2011, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

The Custodian and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate. The Trustee and the Sponsor (so long as the Sponsor is WGTS) may, subject to confidentiality restrictions, review this insurance coverage. The Trust will not be a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of the coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust.

Description of the Custody Agreements

The Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement between the Trustee and the Custodian establish the Trust Allocated Account and the Trust Unallocated Account, respectively. These agreements are sometimes referred to together as the “Custody Agreements” in this report. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Reports

The Custodian provides the Trustee with reports for each business day, identifying the movements of gold in and out of the Trust Allocated Account and the credits and debits of gold to the Trust Unallocated Account. The Custodian also provides the Trustee with monthly statements of account for the Trust Allocated Account and the Trust Unallocated Account as of the last business day of each month. The monthly statements contain sufficient information to identify each bar of gold held in the Trust Allocated Account and, if the bar is being held temporarily by a subcustodian, the identity of the subcustodian having custody.

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

The Custody Agreements were amended and restated on June 1, 2011 in order to provide, among other things, for the full allocation of all gold credited to the Trust Unallocated Account at the end of each business day. The Sponsor established an overdraft facility with the Custodian under which the Custodian will make available to the Trust Unallocated Account up to 430 fine ounces of gold in order to allow the Custodian to fully allocate all gold credited to the Trust Unallocated Account to the Trust Allocated Account at the end of each business day.

Transfers into the Trust Allocated Account

The Custodian receives transfers of gold into the Trust Allocated Account only at the Trustee’s instructions by debiting gold from the Trust Unallocated Account and crediting such gold to the Trust Allocated Account.

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

In the event of a loss caused by the failure of the Custodian or a subcustodian to exercise reasonable care, the Trustee, on behalf of the Trust, has the right to seek recovery from the Custodian or subcustodian in breach. The Custodian is not liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond its reasonable control, including, acts of God, war or terrorism.

Indemnity

Solely out of the Trust’s assets, the Trust will indemnify the Custodian and each of its officers, directors, employees and affiliates on demand against all costs and expenses, damages, liabilities and losses which the Custodian or any such officer, director, employee or affiliate may suffer or incur in connection with the Custody Agreements, except to the extent that such sums are due directly to the Custodian’s negligence, willful default or fraud.

Termination

The Trustee and the Custodian may each terminate any Custody Agreement upon 90 business days’ prior notice. The Custody Agreements will also terminate 90 business days after the resignation or removal of the Trustee except as otherwise provided in the Custody Agreements. If either the Allocated Bullion Account Agreement or the Unallocated Bullion Account Agreement is terminated, the other agreement automatically terminates.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. As a Shareholder, you do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Indenture. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

Taxation of The Trust

The Trust is treated as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not pay to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service, or IRS, on that basis.

Taxation of U.S. Shareholders

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares by delivering gold to the Trust, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date, at the same price per Share and, except where otherwise noted, that the sole asset of the Trust is gold.

When the Trust sells gold, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (2) the Shareholder’s tax basis for its pro rata share of the gold that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has held its Shares for more than one year. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

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

Investment by U.S. Tax-Exempt Shareholders

U.S. Tax-Exempt Shareholders are subject to United States federal income tax only on their unrelated business taxable income, or UBTI. Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisors regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

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

Estate and Gift Tax Considerations for Non-U.S. Shareholders

Under the U.S. federal tax law, individuals who are neither citizens nor residents (as determined for estate and gift tax purposes) of the United States are subject to estate tax on all property that has a U.S. “situs.” Shares may well be considered to have a U.S. situs for these purposes. If they are, then Shares would be includible in the U.S. gross estate of a non-resident alien Shareholder. Currently, U.S. estate tax is imposed at rates of up to 35% of the fair market value of the taxable estate. The U.S. estate tax rate is subject to change in future years. In addition, the U.S. federal “generation-skipping transfer tax” may apply in certain circumstances. The estate of a non-resident alien Shareholder who was resident in a country which has an estate tax treaty with the United States may be entitled to benefit from such treaty.

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

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest, (3) the Plan’s funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

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

Investors should be aware that the gradual decline in the amount of gold represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold. The estimated ordinary operating expenses of the Trust, which accrue daily commencing after the first day of trading of the Shares, are described in “Business of the Trust—Trust Expenses”.

The Trust is a passive investment vehicle. This means that the value of the Shares may be adversely affected by Trust losses that, if the Trust had been actively managed, it might have been possible to avoid.

The Trustee does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Shares.

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

The liquidity of the Shares may also be affected by the withdrawal of Authorized Participants.

In the event that one of more Authorized Participants which has substantial interests in the Shares withdraws from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares.

The lack of an active trading market or a halt in trading of the Shares may result in losses on investment at the time of disposition of the Shares.

Although Shares are listed for trading on NYSE Arca, it cannot be assumed that an active trading market for the Shares will be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, or there is a halt in trading of securities generally or of the Shares, this will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

The price of gold may be affected by the sale of gold by ETFs or other exchange traded vehicles tracking gold markets.

To the extent existing exchange traded funds, or ETFs, or other exchange traded vehicles tracking gold markets represent a significant proportion of demand for physical gold bullion, large redemptions of the securities of these ETFs or other exchange traded vehicles could negatively affect physical gold bullion prices and the price and NAV of the Shares.

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

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. A number of central banks have sold portions of their gold over the past 10 years, with the result that the official sector, taken as a whole, has been a net supplier to the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the Central Bank Gold Agreement, as amended, under which 18 of the world’s major central banks (including the European Central Bank) agree to limit the level of their gold sales and lending to the market. See “The Gold Industry—Sources of Gold Supply” and “Movements in the Price of Gold Since the Inception of the Trust” for more details. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business of the Trust—Trust Expenses.”

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

Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, under English law, and any subcustodians under the law governing their custody operations is limited. The Trust does not insure its gold. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate which does not cover the full amount of gold. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian will maintain adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Bullion Account Agreement, to the market value of the gold bars held in the Trust’s allocated gold account (Trust Allocated Account) at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Bullion Account Agreement, to the amount of gold credited to the Trust’s unallocated gold account (Trust Unallocated Account) at the time such negligence, fraud or willful default is discovered by the Custodian. The Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian.

In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

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

If the Trust’s gold bars are lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, as currently it is the sole custodian holding all of the Trust’s gold; or one or more subcustodians, if appointed; or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

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

Under the Allocated Bullion Account Agreement, the Custodian agreed that it will hold all of the Trust’s gold bars in its own vault premises except when the gold bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the gold bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of the Trust’s gold bars will be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian. The Allocated Bullion Account Agreement is described in “Description of the Custody Agreements.”

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

The Sponsor has agreed to indemnify the Marketing Agent, its partners, directors and officers, and any person who controls the Marketing Agent, and its respective successors and assigns, against any loss, damage, expense, liability or claim that may be incurred by the Marketing Agent in connection with (1) any untrue statement or alleged untrue statement of a material fact contained in the registration statement of which this report forms a part (including this report, any preliminary prospectus, any prospectus supplement and any exhibits thereto) or any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, (2) any untrue statement or alleged untrue statement of a material fact made by the Sponsor with respect to any representations and warranties or any covenants under the Marketing Agent Agreement, or failure of the Sponsor to perform any agreement or covenant therein, (3) any untrue statement or alleged untrue statement of a material fact contained in any materials used in connection with the marketing of the Shares, (4) circumstances surrounding the third party allegations relating to patent and contract disputes, or (5) the Marketing Agent’s performance of its duties under the Marketing Agent Agreement, and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution due under the preceding sentence to the extent the Sponsor has not paid such amounts directly when due. Under the

Participant Agreement, the Sponsor also has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act and to contribute to payments that the Authorized Participants may be required to make in respect of such liabilities. The Trustee has agreed to reimburse the Authorized Participants, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. In the event the Trust is required to pay any such amounts, the Trustee would be required to sell assets of the Trust to cover the amount of any such payment and the NAV of the Trust would be reduced accordingly, thus adversely affecting an investment in the Shares.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Not applicable.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2011 and 2010.

	High	Low

Fiscal Year Ended September 30, 2011:
Quarter Ended
December 31, 2010	$139.17	$128.46
March 31, 2011	$140.34	$127.94
June 30, 2011	$152.36	$139.20
September 30, 2011	$184.59	$144.90

	High	Low

Fiscal Year Ended September 30, 2010:
Quarter Ended
December 31, 2009	$119.18	$97.92
March 31, 2010	$112.85	$104.05
June 30, 2010	$122.83	$110.26
September 30, 2010	$127.95	$113.51

The number of shareholders of record of the Trust as of October 31, 2011 was approximately 239.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

May 2011	150.43	143.47
June 2011	150.99	145.73
July 2011	158.41	144.94
August 2011	184.59	157.70
September 2011	183.23	156.20
October 2011	169.94	157.63
November 2011 (through November 18, 2011)	174.98	167.07

Issuer Purchase of Equity Securities

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 1,380 Baskets (138,000,000 Shares) during the year ended September 30, 2011 and 437 Baskets (43,700,000 Shares) during the year ended September 30, 2010.

From the inception of the Trust through September 30, 2011, the Trust redeemed 3,644 Baskets (364,400,000 Shares).

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

	Year ended	Year ended	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sept 30, 2011	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007

Total gain/(loss) on gold	$7,579,013	$1,385,254	$508,473	$2,036,135	$353,110
Net gain/(loss) from operations	$7,340,281	$1,208,132	$394,863	$1,965,562	$313,442
Net cash flows from operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

	Year ended	Year ended	Year ended	Year ended	Year ended
(Amounts, except per share, are in 000’s of US$)	Sept 30, 2011	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008	Sept 30, 2007

REVENUES
Proceeds from sales of gold	$230,696	$170,598	$108,235	$68,188	$37,965
Cost of gold sold to pay expenses	(147,576)	(124,764)	(93,494)	(50,202)	(31,057)

Gain on gold sold to pay expenses	83,120	45,834	14,741	17,986	6,908
Gain on gold distributed for the redemption of shares	7,495,893	1,339,420	493,732	2,018,149	346,202

Total gain/(loss) on gold	7,579,013	1,385,254	508,473	2,036,135	353,110

EXPENSES
Custody fees	39,054	29,030	18,863	12,307	7,202
Trustee fees	2,000	2,000	2,000	2,000	1,891
Sponsor fees	89,517	66,249	41,946	25,472	14,476
Marketing agent fees	89,517	66,249	41,946	25,472	14,476
Other expenses	18,644	13,594	8,855	5,322	1,623

Total expenses	238,732	177,122	113,610	70,573	39,668

Net gain/(loss) from operations	$7,340,281	$1,208,132	$394,863	$1,965,562	$313,442

Net gain/(loss) per share	$17.87	$3.10	$1.24	$9.60	$2.05

Weighted average number of shares	410,730	389,968	319,348	204,762	152,872

Statements of Condition Data:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$, except for share data)	2011	2010	2009	2008	2007

ASSETS
Investment in gold, at cost(1)	$42,736,696	$37,736,064	$28,463,669	$16,878,554	$10,644,489
Gold receivable	—	255,409	39,068	897,184	—

Total Assets	$42,736,696	$37,991,473	$28,502,737	$17,775,738	$10,644,489

LIABILITIES
Gold payable	$520,297	$76,622	$—	$—	$—
Other liabilities	26,718	18,682	12,157	6,782	4,396

Total Liabilities	547,015	95,304	12,157	6,782	4,396

Redeemable Shares:
Shares at redemption value to investors(2)	64,137,833	54,809,779	35,054,043	21,471,084	13,803,588

Shareholders’ Deficit	(21,948,152)	(16,913,610)	(6,563,463)	(3,702,128)	(3,163,495)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$42,736,696	$37,991,473	$28,502,737	$17,775,738	$10,644,489

(1)	The market value of Investment in Gold was $64,684,848 at September 30, 2011, $54,649,674 at September 30, 2010, $35,027,132 at September 30, 2009, $20,580,682 at September 30, 2008, and $13,807,984 at September 30, 2007.

(2)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 406,800,000 at September 30, 2011; 429,200,000 at September 30, 2010; 358,900,000 at September 30, 2009; 246,500,000 at September 30, 2008; and 187,900,000 at September 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and Net Asset Value of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price — November 18, 2004 to September 30, 2011

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains on the Trust’s gold holdings at September 30, 2011 and 2010:

	Sept 30,	Sept 30,
(Amount in 000’s of US$)	2011	2010

Investment in gold – average cost	$42,736,696	$37,736,064
Unrealized gain on investment in gold	21,948,152	16,913,610

Investment in gold – market value	$64,684,848	$54,649,674

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

Review of Financial Results

Financial Highlights	For the	For the	For the
(All amounts in the following table and the subsequent paragraphs, except	year ended	year ended	year ended
per share, are in 000’s of US$)	Sept 30, 2011	Sept 30, 2010	Sept 30, 2009

Total gain/(loss) on gold	$7,579,013	$1,385,254	$508,473
Net gain/(loss) from operations	$7,340,281	$1,208,132	$394,863
Net cash flows from operating activities	$—	$—	$—

The Trust’s total gain on gold for the year ended September 30, 2011 of $7,579,013 is made up of a gain of $83,120 on the sale of gold to pay expenses plus a gain of $7,495,893 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the year ended September 30, 2010 of $1,385,254 is made up of a gain of $45,834 on the sale of gold to pay expenses plus a gain of $1,339,420 on gold distributed on the redemption of shares.

The Trust’s total gain on gold for the year ended September 30, 2009 of $508,473 is made up of a gain of $14,741 on the sale of gold to pay expenses plus a gain of $493,732 on gold distributed on the redemption of shares.

Selected Supplemental Data

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$, except for per ounce and per share data)	2011	2010	2009

Ounces of Gold:
Opening balance	41,813.1	35,176.6	23,268.2
Creations (excluding gold receivable at September 30, 2011 – 0, at September 30, 2010 – 195.4, and at September 30, 2009 – 39.2)	11,463.0	11,001.2	16,607.2
Redemptions (excluding gold payable at September 30, 2011 – 321.2, at September 30, 2010 – 58.6, and at September 30, 2009 – nil)	(13,192.2)	(4,218.0)	(4,578.9)
Sales of gold	(155.0)	(146.7)	(119.9)

Closing balance	39,928.9	41,813.1	35,176.6

Gold price per ounce – London PM fix	$1,620.00	$1,307.00	$995.75

Market value of gold holdings	$64,684,848	$54,649,674	$35,027,132

Number of Shares:
Opening balance	429,200	358,900	246,500
Creations	115,600	114,000	159,000
Redemptions	(138,000)	(43,700)	(46,600)

Closing balance	406,800	429,200	358,900

Net Asset Value per share:
Creations	$151.57	$115.97	$90.62
Redemptions	$149.04	$114.96	$87.59

Shares at redemption value to investors at year end	$64,137,833	$54,809,779	$35,054,043

Redemption value per redeemable share at year end	$157.66	$127.70	$97.67

Change in redemption value over the period	17.0%	56.4%	63.3%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.042)%	(0.034)%	(0.035)%

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2011 an additional 115,600,000 shares, (1,156 Baskets), were created in exchange for 11,267,648 ounces of gold, and 138,000,000 shares (1,380 Baskets) were redeemed in exchange for 13,454,766 ounces of gold, including 321,171 ounces of gold payable, and 154,989 ounces of gold were sold to pay expenses. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not issue shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2011, the amount of gold owned by the Trust was 39,607,748 ounces, with a market value of $64,164,551,336 (cost — $42,216,398,936), including gold payable of 321,171 ounces with a market value of $520,296,937 based on the London PM fix on September 30, 2011 (in accordance with the Trust Indenture).

As at September 30, 2011, the Custodian held 39,928,919 ounces in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars excluding gold payable, with a market value of $64,684,848,273 (cost — $42,736,695,873). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 321,171 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

In the year ended September 30, 2010 an additional 114,000,000 shares (1,140 Baskets), were created in exchange for 11,157,331 ounces of gold, including 195,416 ounces of gold receivable, 43,700,000 shares (437 Baskets) were redeemed in exchange for 4,276,638 ounces of gold, including 58,624 ounces of gold payable, and 146,706 ounces of gold were sold to pay expenses.

As at September 30, 2010, the amount of gold owned by the Trust was 41,949,855 ounces, with a market value of $54,828,461,021 (cost — $37,914,851,219), including gold receivable of 195,416 ounces with a market value of $255,409,156 and gold payable of 58,624 ounces with a market value of $76,622,029, based on the London PM fix on September 30, 2010 (in accordance with the Trust Indenture).

As at September 30, 2010, the Custodian held 41,813,063 ounces of gold in its vault excluding gold receivable and gold payable, (41,812,885 ounces of allocated gold in the form of London Good Delivery gold bars and 178 ounces of unallocated gold) with a market value of $54,649,673,894 (cost — $37,736,064,092). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 195,416 ounces of gold were receivable and 58,624 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

In the year ended September 30, 2009 an additional 159,000,000 shares (1,590 Baskets), were created in exchange for 15,632,152 ounces of gold, including 39,235 ounces of gold receivable, and 46,600,000 shares (466 Baskets), were redeemed in exchange for 4,578,845 ounces of gold, including nil ounces of gold payable, and 119,932 ounces of gold were sold to pay expenses.

As at September 30, 2009, the amount of gold owned by the Trust was 35,215,868 ounces, with a market value of $35,066,200,848 (cost — $28,502,737,382), including gold receivable of 39,235 ounces with a market value of $39,068,311, based on the London PM fix on September 30, 2009 (in accordance with the Trust Indenture).

As at September 30, 2009, the Custodian held 35,176,633 ounces in its vault excluding gold receivable, (35,176,460 ounces of allocated gold in the form of London Good Delivery gold bars and 173 ounces of unallocated gold) with a market value of $35,027,132,537 (cost— $28,463,669,071). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 39,235 ounces of gold were receivable by the Trust in connection with the creation of Baskets.

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2011, 2010 and 2009. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2011, 2010 and 2009 was the same as those expenses, resulting in a zero cash balance at September 30, 2011, 2010 and 2009.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2011 and 2010 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price Of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, investors should understand what the recent movements in the price of gold have been. Investors,

however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2006 to September 30, 2011, and is based on the London PM fix.

Daily gold price - October 1, 2006 to September 30, 2011

During the year between October 1, 2010 and September 30, 2011, the gold price based on the London PM fix traded between $1,895.00 per ounce (September 5, 2011) and $1,313.50 (October 4, 2010), and the average was $1,491.55.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2009, 2010 and 2011, and for the period from the inception of the Trust until September 30, 2011, based on the London PM fix, were:

								Last
							End of	business
Period	Average		High	Date	Low	Date	period	day(1)

Three months to December 31, 2008	$796.52	(3)	$903.50	Oct 08, 2008	$712.50	Oct 24, 2008	$865.00	Dec 31, 2008	(2)
Three months to March 31, 2009	$908.41		$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18		$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00		$1,018.50	Sep 17, 2009	$908.50	Jul 13, 2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	(3)	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009(2)
Three months to March 31, 2010	$1,109.12		$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74		$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three month to September 30, 2010	$1,226.75		$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68	(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010	(2)
Three months to March 31, 2011	$1,386.27		$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011

Twelve months ended September 30, 2009	$896.68		$1,018.50	Sep 17, 2009	$712.50	Oct 24, 2008	$995.75	Sep 30, 2009
Twelve months ended September 30, 2010	$1,158.10		$1,307.50	Sep 29, 2010	$1,003.50	Oct 02, 2009	$1,307.00	Sep 30, 2010
Twelve months ended September 30, 2011	$1,491.55		$1,895.00	Sep 05, 2011	$1,313.50	Oct 04, 2011	$1,620.00	Sep 30, 2011

November 12, 2004 (the inception of the Trust) to September 30, 2011	$875.09		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,620.00	Sep 30, 2011

(1)	The end of period gold price is the London PM fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM fix on December 31, 2008, 2009 and 2010. The London AM fix on the last business day of each of these years was $865.00, $1,104.00 and $1,410.25 respectively. The Net Asset Value of the Trust on December 31, 2007, 2008 and 2009 was calculated using the London AM fix, in accordance with the Trust Indenture.

(3)	There was no London PM fix for both December 24th and December 31st for the periods ended 2008, 2009 and 2010. For comparative purposes, the average was calculated using the London AM fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2008, 2009 and 2010 was calculated using the London AM fix.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8.	Financial Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended September 30, 2011

(Amounts in 000’s of US$ except for share and	Three Months Ended				Year Ended
per share data)	Dec-31, 2010	Mar-31, 2011	Jun-30, 2011	Sep-30, 2011	Sep-30, 2011

REVENUES
Proceeds from sales of gold	$56,073	$53,427	$56,886	$64,310	$230,696
Cost of gold sold to pay expenses	(37,288)	(36,035)	(36,240)	(38,013)	(147,576)

Gain on gold sold to pay expenses	18,785	17,392	20,646	26,297	83,120
Gain on gold distributed for the redemption of shares	1,160,478	1,676,026	1,194,268	3,465,121	7,495,893

Total gain/(loss) on gold	1,179,263	1,693,418	1,214,914	3,491,418	7,579,013

EXPENSES
Custody fees	9,346	8,881	9,587	11,240	39,054
Trustee fees	504	493	499	504	2,000
Sponsor fees	21,458	20,321	21,946	25,792	89,517
Marketing agent fees	21,458	20,321	21,946	25,792	89,517
Other expenses	4,472	4,172	4,546	5,454	18,644

Total expenses	57,238	54,188	58,524	68,782	238,732

Net gain/(loss) from operations	$1,122,025	$1,639,230	$1,156,390	$3,422,636	$7,340,281

Net gain/(loss) per share	$2.64	$4.04	$2.89	$8.32	$17.87

Weighted average number of shares (000’s)	425,404	406,074	399,736	411,484	410,730

Fiscal Period Ended September 30, 2010

(Amounts in 000’s of US$ except for share and	Three Months Ended				Year Ended
per share data)	Dec-31, 2009	Mar-31, 2010	Jun-30, 2010	Sep-30, 2010	Sep-30, 2010

REVENUES
Proceeds from sales of gold	$37,288	$37,685	$42,780	$52,845	$170,598
Cost of gold sold to pay expenses	(27,348)	(27,664)	(30,894)	(38,858)	(124,764)

Gain on gold sold to pay expenses	9,940	10,021	11,886	13,987	45,834
Gain on gold distributed for the redemption of shares	245,452	315,102	53,934	724,932	1,339,420

Total gain/(loss) on gold	255,392	325,123	65,820	738,919	1,385,254

EXPENSES
Custody fees	6,544	6,452	7,612	8,422	29,030
Trustee fees	504	493	499	504	2,000
Sponsor fees	14,833	14,606	17,461	19,349	66,249
Marketing agent fees	14,833	14,606	17,461	19,349	66,249
Other expenses	3,024	2,959	3,622	3,989	13,594

Total expenses	39,738	39,116	46,655	51,613	177,122

Net gain/(loss) from operations	$215,654	$286,007	$19,165	$687,306	$1,208,132

Net gain/(loss) per share	$0.59	$0.78	$0.05	$1.61	$3.10

Weighted average number of shares (000’s)	365,974	365,749	400,502	427,237	389,968

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2011.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Managing Director (principal executive officer) and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor’s parent, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Managing Director and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Managing Director and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2011, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Managing Director and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2011. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Managing Director and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2011.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2011 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2011.

November 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited SPDR® Gold Trust’s (the “Trust”) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The management of the Trust’s Sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the SPDR® Gold Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of condition of the SPDR® Gold Trust as of September 30, 2011 and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended and our report dated November 22, 2011 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

New York, New York
November 22, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the year ended September 30, 2011 and Deloitte & Touche LLP for the year ended September 30, 2010 were:

	Years Ended September 30
	2011	2010

Audit fees	$250,000	$240,000
Audit-related fees	200,952	208,000

Total	$450,952	$448,000

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations are made by the Sponsor and the audit committee of World Gold Council.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

1.	Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit
No.	Description

4.1	Trust Indenture dated November 12, 2004, is incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008, is incorporated by reference to Exhibit 4.1.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 1, 2011.
4.2	Form of Participant Agreement is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on November 8, 2004.
4.2.1	Amendment No. 1 to Participant Agreements, is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008, is incorporated by reference to Exhibit 4.2.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004, is incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
10.1	First Amended and Restated Allocated Bullion Account Agreement dated June 1, 2011, is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 1, 2011.
10.2	First Amended and Restated Unallocated Bullion Account Agreement dated June 1, 2011, is incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 1, 2011.
10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on November 8, 2004.
10.3.1	Form of Amendment No. 1 to Participant Unallocated Bullion Account Agreement dated November 26, 2007, is incorporated by reference to Exhibit 10.3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement, is incorporated by reference to Exhibit 10.3.1 filed with the Registrant’s Registration Statement on Form S-3, File No. 333-151056, filed on May 20, 2008.
10.4	Depository Agreement dated November 11, 2004, is incorporated by reference to Exhibit 10.4 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.

Exhibit
No.	Description

10.5	License Agreement is incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on September 26, 2003.
10.6	Marketing Agent Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.6 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.6.1	Amendment No. 2 to Marketing Agent Agreement, is incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
10.6.2	Amendment No. 3 to Marketing Agent Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.6.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.6.3	Amendment No. 4 to Marketing Agent Agreement dated November 9, 2011, is incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed on November 9, 2011.
10.8	WGC/WGTS License Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.8.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.10 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.11	Amendment No. 1 dated December 5, 2005 to the Allocated Bullion Account Agreement, is incorporated by reference to Exhibit 10.11 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.12	SPDR Sublicense Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
23.1	Consent of KPMG LLP
23.2	Consent of Deloitte & Touche LLP
23.3	Consent of Carter Ledyard & Milburn LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited the accompanying statement of condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2011, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of condition for the year ended September 30, 2010 and the related statements of operations, changes in shareholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2010 were audited by other independent registered public accountants whose report thereon, dated November 22, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of SPDR® Gold Trust as of September 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the SPDR® Gold Trust’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2011 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
November 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the
SPDR® Gold Trust
New York, New York

We have audited the accompanying statement of condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2010, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2010 and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

New York, New York
November 22, 2010

SPDR® GOLD TRUST

Statements of Condition

at September 30, 2011 and 2010

	Sept 30,	Sept 30,
(Amounts in 000’s of US$ except for share data)	2011	2010

ASSETS
Investment in gold, at cost(1)	$42,736,696	$37,736,064
Gold receivable	—	255,409

Total Assets	$42,736,696	$37,991,473

LIABILITIES
Gold payable	$520,297	$76,622
Accounts payable to related parties	21,500	16,065
Accounts payable	4,201	2,192
Accrued expenses	1,017	425

Total Liabilities	547,015	95,304

Redeemable Shares:
Shares at redemption value to investors(2)	64,137,833	54,809,779

Shareholders’ Deficit	(21,948,152)	(16,913,610)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$42,736,696	$37,991,473

(1)	The market value of Investment in Gold at September 30, 2011 is $64,684,848 and at September 30, 2010 is $54,649,674.

(2)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at September 30, 2011 is 406,800,000 and at September 30, 2010 is 429,200,000.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2011, 2010 and 2009

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$ except for share and per share data)	Sept 30, 2011	Sept 30, 2010	Sept 30, 2009

REVENUES
Proceeds from sales of gold	$230,696	$170,598	$108,235
Cost of gold sold to pay expenses	(147,576)	(124,764)	(93,494)

Gain on gold sold to pay expenses	83,120	45,834	14,741
Gain on gold distributed for the redemption of shares	7,495,893	1,339,420	493,732

Total gain/(loss) on gold	7,579,013	1,385,254	508,473

EXPENSES
Custody fees	39,054	29,030	18,863
Trustee fees	2,000	2,000	2,000
Sponsor fees	89,517	66,249	41,946
Marketing agent fees	89,517	66,249	41,946
Other expenses	18,644	13,594	8,855

Total expenses	238,732	177,122	113,610

Net gain/(loss) from operations	$7,340,281	$1,208,132	$394,863

Net gain/(loss) per share	$17.87	$3.10	$1.24

Weighted average number of shares (000’s)	410,730	389,968	319,348

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flow

For the years ended September 30, 2011, 2010 and 2009

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sept 30, 2011	Sept 30, 2010	Sept 30, 2009

INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$230,696	$170,598	$108,235
Cash expenses paid	(230,696)	(170,598)	(108,235)

Increase/(decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares – net of gold receivable	$17,521,097	$12,968,179	$14,369,479

Value of gold distributed for redemption of shares – net of gold payable	$12,729,649	$3,631,238	$3,588,054

	Year ended	Year ended	Year ended
(Amounts in 000’s of US$)	Sept 30, 2011	Sept 30, 2010	Sept 30, 2009

RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain/(loss) from operations	$7,340,281	$1,208,132	$394,863
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in investment in gold	(5,000,632)	(9,272,395)	(11,585,115)
(Increase)/decrease in gold receivable	255,409	(216,341)	858,116
Increase in gold payable	443,675	76,622	—
Increase in liabilities	8,036	6,525	5,375
Increase/(decrease) in redeemable shares
Creations	17,521,097	13,221,048	14,408,547
Redemptions	(20,567,866)	(5,023,591)	(4,081,786)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended September 30, 2011, 2010 and 2009

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2011	2010	2009

Shareholders’ deficit – opening balance	$(16,913,610)	$(6,563,463)	$(3,702,128)
Net gain/(loss) from operations	7,340,281	1,208,132	394,863
Adjustment of redeemable shares to redemption value	(12,374,823)	(11,558,279)	(3,256,198)

Shareholders’ deficit – closing balance	$(21,948,152)	$(16,913,610)	$(6,563,463)

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

The table below summarizes the impact of unrealized gains on the Trust’s gold holdings as of September 30, 2011 and 2010:

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2011	2010

Investment in gold – cost	$42,736,696	$37,736,064
Unrealized gain on investment in gold	21,948,152	16,913,610

Investment in gold – market value	$64,684,848	$54,649,674

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

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2011	2010

Gold payable	$520,297	$76,622

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statements of Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the years ended September 30, 2011, 2010 and 2009 are as follows:

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s)	2011	2010	2009

Number of Redeemable Shares:
Opening balance	429,200	358,900	246,500
Creations	115,600	114,000	159,000
Redemptions	(138,000)	(43,700)	(46,600)

Closing balance	406,800	429,200	358,900

	Sept 30,	Sept 30,	Sept 30,
(Amounts in 000’s of US$ except for per share data)	2011	2010	2009

Redeemable Shares:
Opening balance	$54,809,779	$35,054,043	$21,471,084
Creations	17,521,097	13,221,048	14,408,547
Redemptions	(20,567,866)	(5,023,591)	(4,081,786)
Adjustment to redemption value	12,374,823	11,558,279	3,256,198

Closing balance	$64,137,833	$54,809,779	$35,054,043

Redemption value per redeemable share at period end	$157.66	$127.70	$97.67

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

3  Investment in Gold

The following represents the changes in ounces of gold and the respective values for the years ended September 30, 2011, 2010 and 2009:

	Sept 30,	Sept 30,	Sept 30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2011	2010	2009

Ounces of Gold:
Opening balance	41,813.1	35,176.6	23,268.2
Creations (excluding gold receivable at September 30, 2011 – 0, at September 30, 2010 – 195.4 and at September 30, 2009 – 39.2)	11,463.0	11,001.2	16,607.2
Redemptions (excluding gold payable at September 30, 2011 – 321.2, at September 30, 2010 – 58.6 and at September 30, 2009 – nil)	(13,192.2)	(4,218.0)	(4,578.9)
Sales of gold	(155.0)	(146.7)	(119.9)

Closing balance	39,928.9	41,813.1	35,176.6

Investment in Gold (lower of cost or market):
Opening balance	$37,736,064	$28,463,669	$16,878,554
Creations (excluding gold receivable at September 30, 2011 – $0, at September 30, 2010 – $255,409 and at September 30, 2009 - $39,068)	17,776,506	13,004,707	15,266,663
Redemptions (excluding gold payable at September 30, 2011 – $520,297, at September 30, 2010 – $76,622 and at September 30, 2009 – nil)	(12,628,298)	(3,607,548)	(3,588,054)
Sales of gold	(147,576)	(124,764)	(93,494)

Closing balance	$42,736,696	$37,736,064	$28,463,669

SPDR® GOLD TRUST

Notes to the Financial Statements

4  Quarterly Statements of Operations

	Three Months Ended				Year to
(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2010	Mar-31, 2011	Jun-30, 2011	Sep-30, 2011	Sep-30, 2011

REVENUES
Proceeds from sales of gold	$56,073	$53,427	$56,886	$64,310	$230,696
Cost of gold sold to pay expenses	(37,288)	(36,035)	(36,240)	(38,013)	(147,576)

Gain on gold sold to pay expenses	18,785	17,392	20,646	26,297	83,120
Gain on gold distributed for the redemption of shares	1,160,478	1,676,026	1,194,268	3,465,121	7,495,893

Total gain/(loss) on gold	1,179,263	1,693,418	1,214,914	3,491,418	7,579,013

EXPENSES
Custody fees	9,346	8,881	9,587	11,240	39,054
Trustee fees	504	493	499	504	2,000
Sponsor fees	21,458	20,321	21,946	25,792	89,517
Marketing agent fees	21,458	20,321	21,946	25,792	89,517
Other expenses	4,472	4,172	4,546	5,454	18,644

Total expenses	57,238	54,188	58,524	68,782	238,732

Net gain/(loss) from operations	$1,122,025	$1,639,230	$1,156,390	$3,422,636	$7,340,281

Net gain/(loss) per share	$2.64	$4.04	$2.89	$8.32	$17.87

Weighted average number of shares (000’s)	425,404	406,074	399,736	411,484	410,730

SPDR® GOLD TRUST

Notes to the Financial Statements

4  Quarterly Statements of Operations (continued)

	Three Months Ended				Year to
(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2009	Mar-31, 2010	Jun-30, 2010	Sep-30, 2010	Sep-30, 2010

REVENUES
Proceeds from sales of gold	$37,288	$37,685	$42,780	$52,845	$170,598
Cost of gold sold to pay expenses	(27,348)	(27,664)	(30,894)	(38,858)	(124,764)

Gain on gold sold to pay expenses	9,940	10,021	11,886	13,987	45,834
Gain on gold distributed for the redemption of shares	245,452	315,102	53,934	724,932	1,339,420

Total gain/(loss) on gold	255,392	325,123	65,820	738,919	1,385,254

EXPENSES
Custody fees	6,544	6,452	7,612	8,422	29,030
Trustee fees	504	493	499	504	2,000
Sponsor fees	14,833	14,606	17,461	19,349	66,249
Marketing agent fees	14,833	14,606	17,461	19,349	66,249
Other expenses	3,024	2,959	3,622	3,989	13,594

Total expenses	39,738	39,116	46,655	51,613	177,122

Net gain/(loss) from operations	$215,654	$286,007	$19,165	$687,306	$1,208,132

Net gain/(loss) per share	$0.59	$0.78	$0.05	$1.61	$3.10

Weighted average number of shares (000’s)	365,974	365,749	400,502	427,237	389,968

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

Under the Marketing Agent Agreement, as amended, if at the end of any month, the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent will waive the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. Investors should be aware that, based on current expenses, if the gross value of the Trust assets is less than approximately $1.2 billion, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust.

For the years ended September 30, 2011, 2010 and 2009 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were each reduced by $6,865, $175,823 and $657,248 respectively.

Amounts Payable to Related Parties

	Sept 30,	Sept 30,
(Amounts in 000’s of US$)	2011	2010

Payable to custodian	$3,816	$2,841
Payable to trustee	164	164
Payable to sponsor	8,760	6,530
Payable to marketing agent	8,760	6,530

Accounts payable to related parties	$21,500	$16,065

SPDR® GOLD TRUST

Notes to the Financial Statements

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/ Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: November 22, 2011

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.