Form 10-Q
period 2011-12-31
SPDR GOLD TRUST
filed 2012-02-08
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ☐     No ☒

As of February 6, 2012 the Registrant had 422,300,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition
 at December 31, 2011 and September 30, 2011

	Dec-31,	Sep-30,
(Amounts in 000’s of US$ except for share data)	2011	2011(1)

ASSETS
Investment in Gold, at cost(2)	$44,526,497	$42,736,696
Gold Receivable	—	—

Total Assets	$44,526,497	$42,736,696

LIABILITIES
Gold payable	$—	$520,297
Accounts payable to related parties	21,162	21,500
Accounts payable	635	4,201
Accrued expenses	3,166	1,017

Total Liabilities	24,963	547,015
Redeemable Shares:
Shares at redemption value to investors(3)	63,483,582	64,137,833
Shareholders’ Deficit	(18,982,048)	(21,948,152)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$44,526,497	$42,736,696

(1)	Derived from audited statement of condition as of September 30, 2011.

(2)	The market value of Investment in Gold at December 31, 2011 is $63,508,545 and at September 30, 2011, is $64,684,848.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at December 31, 2011 was 414,700,000 and at September 30, 2011 was 406,800,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations
 For the three months ended December 31, 2011 and 2010

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amounts in 000’s of US$, except for share and per share data)	2011	2010

REVENUES
Proceeds from sales of gold to pay expenses	$70,378	$56,073
Cost of gold sold to pay expenses	(44,664)	(37,288)

Gain on gold sold to pay expenses	25,714	18,785
Gain on gold distributed for the redemption of Shares	828,206	1,160,478

Total Gain on gold	853,920	1,179,263

EXPENSES
Custody fees	11,244	9,346
Trustee fees	503	504
Sponsor fees	25,734	21,458
Marketing agent fees	25,734	21,458
Other expenses	5,408	4,472

Total expenses	68,623	57,238

Net Gain from Operations	$785,297	$1,122,025

Net Gain per Share	$1.88	$2.64

Weighted average number of Shares (000’s)	417,038	425,404

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows
 For the three months ended December 31, 2011 and 2010

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amounts in 000’s of US$)	2011	2010

INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$70,378	$56,073
Cash expenses paid	(70,378)	(56,073)

(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$4,130,878	$2,521,232

Value of gold distributed for redemption of Shares — net of gold payable	$1,776,116	$2,347,373

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(Amount in 000’s of US$)	2011	2010

RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain/(Loss) from Operations	$785,297	$1,122,025
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase)/Decrease in investment in gold	(1,789,801)	(631,979)
(Increase)/Decrease in gold receivable	—	255,409
Increase/(Decrease) in gold payable	(520,297)	239,998
Increase in liabilities	(1,755)	1,166
Increase/(Decrease) in redeemable Shares
Creations	4,130,878	2,521,232
Redemptions	(2,604,322)	(3,507,851)

Net cash provided by operating activities	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the three months ended December 31, 2011

Three Months
Ended
(Amounts in 000’s of US$)	Dec-31, 2011

Shareholders’ Deficit - Opening Balance	$(21,948,152)
Net Gain for the period	785,297
Adjustment of Redeemable Shares to redemption value	2,180,807

Shareholders’ Deficit - Closing Balance	$(18,982,048)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

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

The condensed statements of financial condition at December 31, 2011 and September 30, 2011, the condensed statements of operations and of cash flows for the three months ended December 31, 2011 and 2010 and the condensed statement of changes in shareholders’ deficit for the three months ended December 31, 2011 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of December 31, 2011 and September 30, 2011:

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2011	2011

Investment in gold - average cost	$44,526,497	$42,736,696
Unrealized gain on investment in gold	18,982,048	21,948,152

Investment in gold - market value	$63,508,545	$64,684,848

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

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2011	2011

Gold receivable	$—	$—

2.3  Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2011	2011

Gold payable	$—	$520,297

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the three months ended December 31, 2011 and for the year ended September 30, 2011, are as follows:

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(All amounts are in 000’s)	2011	2011

Number of Redeemable Shares:
Opening Balance	406,800	429,200
Creations	24,500	115,600
Redemptions	(16,600)	(138,000)

Closing Balance	414,700	406,800

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant accounting policies (continued)

	Three Months Ended	Year Ended
	Dec-31,	Sep-30,
(Amounts in 000’s of US$ except per Share)	2011	2011

Redeemable Shares:
Opening Balance	$64,137,833	$54,809,779
Creations	4,130,878	17,521,097
Redemptions	(2,604,322)	(20,567,866)
Adjustment to redemption value	(2,180,807)	12,374,823

Closing Balance	$63,483,582	$64,137,833

Redemption Value per Redeemable Share at Period End	$153.08	$157.66

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

2.6.  Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2011 or September 30, 2011.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

3.	Investment in Gold

The following represents the changes in ounces of gold and the respective values for the three months ended December 31, 2011 and for the year ended September 30, 2011:

	Three Months Ended	Year Ended
	Dec-31	Sep-30,
(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	2011	2011

Ounces of Gold:
Opening Balance	39,928.9	41,813.1
Creations (excluding gold receivable at December 31, 2011 - 0 and at September 30, 2011 - 0)	2,383.5	11,463.0
Redemptions (excluding gold payable at December 31, 2011 - 0 and at September 30, 2011 - 321.2)	(1,935.5)	(13,192.2)
Sales of gold	(41.2)	(155.0)

Closing Balance	40,335.7	39,928.9

Investment in Gold (lower of cost or market):
Opening Balance	$42,736,696	$37,736,064
Creations (excluding gold receivable at December 31, 2011 - $0 and at September 30, 2011 - $0)	4,130,878	17,776,506
Redemptions (excluding gold payable at December 31, 2011 - $0 and at September 30, 2011 - $520,297)	(2,296,413)	(12,628,298)
Sales of gold	(44,664)	(147,576)

Closing Balance	$44,526,497	$42,736,696

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

Under the Marketing Agent Agreement, as amended, if at the end of any month, the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent will waive the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. Investors should be aware that, based on current expenses, if the gross value of the Trust’s assets is less than approximately $1.2 billion, the ordinary expenses of the Trust will be accrued at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust. This amount is based on the estimated ordinary expenses of the Trust and may be higher if the Trust’s actual ordinary expenses exceed those estimates. Additionally, if the Trust incurs unforeseen expenses that cause the total ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, the ordinary expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust.

For the three months ended December 31, 2011, the fees payable to the Sponsor and the Marketing Agent were each reduced by $0. For the three months ended December 31, 2010, the comparable reduction in fees was $6,798 each.

Amounts Payable to Related Parties

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2011	2011

Payable to Custodian	$3,774	$3,816
Payable to Trustee	170	164
Payable to Sponsor	8,609	8,760
Payable to Marketing Agent	8,609	8,760

Accounts Payable to related parties	$21,162	$21,500

5.	Concentration of Risk

The Trust’s sole business activity is the investment in gold. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

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

The Trust has evaluated events subsequent to the December 31, 2011 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Share price & NAV v. gold price - November 18, 2004 to December 31, 2011

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

Review of Financial Results

Financial Highlights

	Three Months	Three Months
	Ended	Ended
	Dec-31,	Dec-31,
(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	2011	2010

Total Gain on gold	$853,920	$1,179,263
Net Gain from operations	$785,297	$1,122,025
Net Gain per Share	$1.88	$2.64
Net cash flows from operating activities	$0	$0

The Trust’s total gain on gold for the three months ended December 31, 2011 of $853,920 is made up of a gain of $25,714 on the sale of gold to pay expenses plus a gain of $828,206 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the three months ended December 31, 2010 of $1,179,263 is made up of a gain of $18,785 on the sale of gold to pay expenses plus a gain of $1,160,478 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the three months ended December 31, 2011 and for the year ended September 30, 2011

	Three Months	Year
	Ended	Ended
	Dec-31,	Sep-30,
(All amounts, except per ounce and per share, are in 000’s)	2011	2011

Ounces of Gold:
Opening Balance	39,928.9	41,813.1
Creations (excluding gold receivable at December 31, 2011 – 0 and at September 30, 2011 – 0)	2,383.5	11,463.0
Redemptions (excluding gold payable at December 31, 2011 – 0 and at September 30, 2011 – 321.2)	(1,935.5)	(13,192.2)
Sales of gold	(41.2)	(155.0)

Closing Balance	40,335.7	39,928.9

Gold price per ounce - London PM Fix	$1,574.50	$1,620.00

Market value of gold holdings	$63,508,545	$64,684,848

Number of Shares:
Opening Balance	406,800	429,200
Creations	24,500	115,600
Redemptions	(16,600)	(138,000)

Closing Balance	414,700	406,800

Net Asset Value per share:
Creations	$168.61	$151.57
Redemptions	$156.89	$149.04

Shares at redemption value to investors at Period End	$63,483,582	$64,137,833

Redemption Value per Redeemable Share at Period End	$153.08	$157.66

Change in Redemption Value through Period End	(1.0)%	17.0%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.039)%	(0.042)%

Results of Operations

In the three months ended December 31, 2011, an additional 24,500,000 Shares (245 Baskets) were created in exchange for 2,383,450 ounces of gold, 16,600,000 Shares (166 Baskets) were redeemed in exchange for 1,935,505 ounces of gold, and 41,174 ounces of gold were sold to pay expenses.

As at December 31, 2011, the Custodian held 40,335,691 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $63,508,544,913 (cost — $44,526,497,452) based on the London PM fix on December 31, 2011. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

In the year ended September 30, 2011, an additional 115,600,000 shares (1,156 Baskets) were created in exchange for 11,267,648 ounces of gold, and 138,000,000 shares (1,380 Baskets) were redeemed in exchange for 13,454,766 ounces of gold, including 321,171 ounces of gold payable, and 154,989 ounces of gold were sold to pay expenses.

As at September 30, 2011, the Custodian held 39,928,919 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $64,684,848,273 (cost — $42,736,695,873) based on the London PM fix on September 30, 2011. Such amount includes 321,171 ounces of gold payable by the Trust in connection with the redemption of baskets having a market value of $520,296,937. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

Cash Resources and Liquidity

At December 31, 2011 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements. This section identifies recent trends in the movements of the gold price.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2007 to December 31, 2011, and is based on the London PM Fix.

Daily gold price - January 1, 2007 to December 31, 2011

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through December 30, 2011, based on the London PM Fix, were:

								Last
							End of	business
Period	Average		High	Date	Low	Date	period	day(1)

Three months to March 31, 2009	$908.41		$989.00	Feb 20, 2009	$810.00	Jan 15, 2009	$916.50	Mar 31, 2009
Three months to June 30, 2009	$922.18		$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00		$1,018.50	Sep 17, 2009	$908.50	Jul 13, 2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	(3)	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009	(2)
Three months to March 31, 2010	$1,109.12		$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74		$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three months to September 30, 2010	$1,226.75		$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68	(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010	(2)
Three months to March 31, 2011	$1,386.27		$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)

Twelve months ended December 31, 2009	$973.39	(3)	$1,212.50	Dec 02, 2009	$810.00	Jan 15, 2009	$1,104.00	Dec 31, 2009	(2)
Twelve months ended December 31, 2010	$1,225.87	(3)	$1,421.00	Nov 09, 2010	$1,058.00	Feb 05, 2010	$1,410.25	Dec 31, 2010	(2)
Twelve months ended December 31, 2011	$1,571.68	(3)	$1,895.00	Sep 05, 2011	$1,319.00	Jan 28, 2011	$1,574.50	Dec 30, 2011	(2)

November 12, 2004 to December 31, 2011	$903.40	(3)	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,574.50	Dec 30, 2011	(2)

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2009, 2010 and 2011. The London AM Fix on such business days was $1,104.00, $1,410.25 and $1,574.50 respectively. The Net Asset Value of the Trust on December 31, 2009 and 2010 and December 30, 2011 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2009 and 2010, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2009 and 2010, as well as December 23rd and 30th for the period ended 2011, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited into the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2011, 7,957 Baskets (795,700,000 Shares) have been created and 3,810 Baskets (381,000,000 Shares) have been redeemed. As of February 6, 2012, 422,300,000 Shares were outstanding and the estimated NAV per Share as determined by the Trustee for February 6, 2012 was $167.07.

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

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/  Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/  Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)

Date: February 8, 2012

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.