Form 10-Q
period 2012-03-31
SPDR GOLD TRUST
filed 2012-05-08
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes  ☐    No  ☒

As of May 7, 2012 the Registrant had 422,000,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition

at March 31, 2012 and September 30, 2011

(Amounts in 000’s of US$ except for share data)	Mar-31, 2012	Sep-30, 2011(1)
ASSETS
Investment in Gold, at cost(2)	$46,663,999	$42,736,696
Gold Receivable	—	—

Total Assets	$46,663,999	$42,736,696

LIABILITIES
Gold payable	$—	$520,297
Accounts payable to related parties	21,675	21,500
Accounts payable	2,297	4,201
Accrued expenses	4,750	1,017

Total Liabilities	28,722	547,015
Redeemable Shares:
Shares at redemption value to investors(3)	68,742,497	64,137,833
Shareholders’ Deficit	(22,107,220)	(21,948,152)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$46,663,999	$42,736,696

(1)	Derived from audited statement of condition as of September 30, 2011.

(2)	The market value of Investment in Gold at March 31, 2012 is $68,771,219 and at September 30, 2011, was $64,684,848.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at March 31, 2012 was 425,700,000 and at September 30, 2011 was 406,800,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three months ended March 31, 2012 and 2011 and the six months ended March 31, 2012 and 2011

(Amounts in 000’s of US$, except for share and per share data)	Three Months Ended Mar-31, 2012	Three Months Ended Mar-31, 2011	Six Months Ended Mar-31, 2012	Six Months Ended Mar-31, 2011
REVENUES
Proceeds from sales of gold to pay expenses	$65,073	$53,427	$135,451	$109,500
Cost of gold sold to pay expenses	(43,182)	(36,035)	(87,846)	(73,323)

Gain on gold sold to pay expenses	21,891	17,392	47,605	36,177
Gain on gold distributed for the redemption of Shares	308,162	1,676,026	1,136,368	2,836,504

Total Gain on gold	330,053	1,693,418	1,183,973	2,872,681

EXPENSES
Custody fees	11,256	8,881	22,500	18,227
Trustee fees	497	493	1,000	997
Sponsor fees	25,813	20,321	51,547	41,779
Marketing agent fees	25,813	20,321	51,547	41,779
Other expenses	5,454	4,172	10,862	8,644

Total expenses	68,833	54,188	137,456	111,426

Net Gain from Operations	$261,220	$1,639,230	$1,046,517	$2,761,255

Net Gain per Share	$0.62	$4.04	$2.49	$6.64

Weighted average number of Shares (000’s)	422,024	406,074	419,517	415,846

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three months ended March 31, 2012 and 2011 and the six months ended March 31, 2012 and 2011

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2012	Three Months Ended Mar-31, 2011	Six Months Ended Mar-31, 2012	Six Months Ended Mar-31, 2011
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$65,073	$53,427	$135,451	$109,500
Cash expenses paid	(65,073)	(53,427)	(135,451)	(109,500)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$2,822,568	$2,258,501	$6,953,446	$4,779,733

Value of gold distributed for redemption of Shares — net of gold payable	$641,883	$3,554,085	$2,417,999	$5,901,458

(Amount in 000’s of US$)	Three Months Ended Mar-31, 2012	Three Months Ended Mar-31, 2011	Six Months Ended Mar-31, 2012	Six Months Ended Mar-31, 2011
RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain/(Loss) from Operations	$261,220	$1,639,230	$1,046,517	$2,761,255
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase)/Decrease in investment in gold	(2,137,502)	1,638,554	(3,927,303)	1,006,575
(Increase)/Decrease in gold receivable	—	—	—	255,409
Increase/(Decrease) in gold payable	—	(288,555)	(520,297)	(48,557)
Increase in liabilities	3,759	761	2,004	1,927
Increase/(Decrease) in redeemable Shares Creations	2,822,568	2,258,501	6,953,446	4,779,733
Redemptions	(950,045)	(5,248,491)	(3,554,367)	(8,756,342)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the six months ended March 31, 2012

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2012
Shareholders’ Deficit - Opening Balance	$(21,948,152)
Net Gain for the period	1,046,517
Adjustment of Redeemable Shares to redemption value	(1,205,585)

Shareholders’ Deficit - Closing Balance	$(22,107,220)

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

The condensed statements of financial condition at March 31, 2012 and September 30, 2011, the condensed statements of operations and of cash flows for the three and six months ended March 31, 2012 and 2011 and the condensed statement of changes in shareholders’ deficit for the six months ended March 31, 2012 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of March 31, 2012 and September 30, 2011:

(Amounts in 000’s of US$)	Mar-31, 2012	Sep-30, 2011
Investment in gold - average cost	$46,663,999	$42,736,696
Unrealized gain on investment in gold	22,107,220	21,948,152

Investment in gold - market value	$68,771,219	$64,684,848

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

(Amounts in 000’s of US$)	Mar-31, 2012	Sep-30, 2011
Gold receivable	$—	$—

2.3     Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2012	Sep-30, 2011
Gold payable	$—	$520,297

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the six months ended March 31, 2012 and for the year ended September 30, 2011, are as follows:

(All amounts are in 000’s)	Six Months Ended Mar-31, 2011	Year Ended Sep-30, 2011
Number of Redeemable Shares:
Opening Balance	406,800	429,200
Creations	41,400	115,600
Redemptions	(22,500)	(138,000)

Closing Balance	425,700	406,800

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.     Significant accounting policies (continued)

(Amounts in 000’s of US$ except per Share)	Six Months Ended Mar-31, 2011	Year Ended Sep-30, 2011
Redeemable Shares:
Opening Balance	$64,137,833	$54,809,779
Creations	6,953,446	17,521,097
Redemptions	(3,554,367)	(20,567,866)
Adjustment to redemption value	1,205,585	12,374,823

Closing Balance	$68,742,497	$64,137,833

Redemption Value per Redeemable Share at Period End	$161.48	$157.66

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

2.6.     Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2012 or September 30, 2011.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

3.     Investment in Gold

The following represents the changes in ounces of gold and the respective values for the six months ended March 31, 2012 and for the year ended September 30, 2011:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Six Months Ended Mar-31 2012	Year Ended Sep-30, 2011
Ounces of Gold:
Opening Balance	39,928.9	41,813.1
Creations (excluding gold receivable at March 31, 2012 - 0 and at September 30, 2011 - 0)	4,025.8	11,463.0
Redemptions (excluding gold payable at March 31, 2012 - 0 and at September 30, 2011 - 321.2)	(2,508.7)	(13,192.2)
Sales of gold	(79.9)	(155.0)

Closing Balance	41,366.1	39,928.9

Investment in Gold (lower of cost or market):
Opening Balance	$42,736,696	$37,736,064
Creations (excluding gold receivable at March 31, 2012 - $0 and at September 30, 2011 - $0)	6,953,446	17,776,506
Redemptions (excluding gold payable at March 31, 2012 - $0 and at September 30, 2011 - $520,297)	(2,938,297)	(12,628,298)
Sales of gold	(87,846)	(147,576)

Closing Balance	$46,663,999	$42,736,696

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

Fees are paid to the Custodian under the Allocated Bullion Account Agreement (as amended, the “Allocated Bullion Account Agreement”) as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (“Trust Allocated Account”) and the Trust’s unallocated gold account (“Trust Unallocated Account”) and 0.06% of the average

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

4.     Related Parties - Sponsor, Trustee, Custodian and Marketing Agent Fees (contined)

daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement.

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

For the three and six months ended March 31, 2012, the fees payable to the Sponsor and the Marketing Agent were each reduced by $0. For the three and six months ended March 31, 2011, the comparable reduction in fees was $0 and $6,798 respectively.

Amounts Payable to Related Parties

(Amounts in 000’s of US$)	Mar-31, 2012	Sep-30, 2011
Payable to Custodian	$3,850	$3,816
Payable to Trustee	169	164
Payable to Sponsor	8,828	8,760
Payable to Marketing Agent	8,828	8,760

Accounts Payable to related parties	$21,675	$21,500

5.     Concentration of Risk

The Trust’s sole business activity is the investment in gold. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

5.     Concentration of Risk (continued)

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

7.     Subsequent Events

The Trust has evaluated events subsequent to the March 31, 2012 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

As of the date of this quarterly report, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA LLC, RBC Capital Markets Corporation, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial Capital Markets, LLC (f/k/a EWT, LLC) and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price—November 18, 2004 to March 31, 2012

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	Three Months Ended Mar-31, 2012	Three Months Ended Mar-31, 2011	Six Months Ended Mar-31, 2012	Six Months Ended Mar-31, 2011
Total Gain on gold	$330,053	$1,693,418	$1,183,973	$2,872,681
Net Gain from operations	$261,220	$1,639,230	$1,046,517	$2,761,255
Net Gain per Share	$0.62	$4.04	$2.49	$6.64
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended March 31, 2012 of $330,053 is made up of a gain of $21,891 on the sale of gold to pay expenses plus a gain of $308,162 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the three months ended March 31, 2011 of $1,693,418 is made up of a gain of $17,392 on the sale of gold to pay expenses plus a gain of $1,676,026 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the six months ended March 31, 2012 of $1,183,973 is made up of a gain of $47,605 on the sale of gold to pay expenses plus a gain of $1,136,368 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the six months ended March 31, 2011 of $2,872,681 was made up of a gain of $36,177 on the sale of gold to pay expenses plus a gain of $2,836,504 on gold distributed on the redemption of Shares

Selected Supplemental Data - For the six months ended March 31, 2012 and for the year ended September 30, 2011

(All amounts, except per ounce and per share, are in 000’s)	Six Months Ended Mar-31, 2012	Year Ended Sep-30, 2011
Ounces of Gold:
Opening Balance	39,928.9	41,813.1
Creations (excluding gold receivable at March 31, 2012 – 0 and at September 30, 2011 – 0)	4,025.8	11,463.0
Redemptions (excluding gold payable at March 31, 2012 – 0 and at September 30, 2011 – 321.2)	(2,508.7)	(13,192.2)
Sales of gold	(79.9)	(155.0)

Closing Balance	41,366.1	39,928.9

Gold price per ounce - London PM Fix	$1,662.50	$1,620.00

Market value of gold holdings	$68,771,219	$64,684,848

Number of Shares:
Opening Balance	406,800	429,200
Creations	41,400	115,600
Redemptions	(22,500)	(138,000)

Closing Balance	425,700	406,800

Net Asset Value per share:
Creations	$167.96	$151.57
Redemptions	$157.97	$149.04
Shares at redemption value to investors at Period End	$68,742,497	$64,137,833

Redemption Value per Redeemable Share at Period End	$161.48	$157.66

Change in Redemption Value through Period End	7.2%	17.0%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.042)%	(0.042)%

Results of Operations

In the six months ended March 31, 2012, an additional 41,400,000 Shares (414 Baskets) were created in exchange for 4,025,849 ounces of gold, 22,500,000 Shares (225 Baskets) were redeemed in exchange for 2,187,571 ounces of gold, and 79,879 ounces of gold were sold to pay expenses.

As at March 31, 2012, the Custodian held 41,366,147 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $68,771,219,436 (cost — $46,663,999,222) based on the London PM fix on March 31, 2012. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

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

Cash Resources and Liquidity

At March 31, 2012 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2007 to March 31, 2012, and is based on the London PM Fix.

Daily gold price - April 1, 2007 to March 31, 2012

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through March 31, 2012, based on the London PM Fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to June 30, 2009	$922.18		$981.75	Jun 01, 2009	$870.25	Apr 06, 2009	$934.50	Jun 30, 2009
Three months to September 30, 2009	$960.00		$1,018.50	Sep 17, 2009	$908.50	Jul 13, 2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	(3)	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009	(2)
Three months to March 31, 2010	$1,109.12		$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74		$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three months to September 30, 2010	$1,226.75		$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68	(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010	(2)
Three months to March 31, 2011	$1,386.27		$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012

Twelve months ended March 31, 2010	$1,023.37		$1,212.50	Dec 02, 2009	$870.25	Apr 06, 2009	$1,115.50	Mar 31, 2010
Twelve months ended March 31, 2011	$1,294.69		$1,447.00	Mar 24, 2011	$1,123.50	Apr 01, 2010	$1,439.00	Mar 31, 2011
Twelve months ended March 31, 2012	$1,648.22		$1,895.00	Sep 05, 2011	$1,418.00	Apr 01, 2011	$1,662.50	Mar 30, 2012

November 12, 2004 to March 31, 2012	$930.40		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,662.50	Mar 30, 2012

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2009, 2010 and 2011. The London AM Fix on such business days was $1,104.00, $1,410.25 and $1,574.50 respectively. The Net Asset Value of the Trust on December 31, 2009 and 2010 and December 30, 2011 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2009 and 2010, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2009 and 2010, as well as December 23rd and 30th for the period ended 2011, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The gold bullion custody operations of the Custodian are not subject to specific governmental regulatory supervision.

The Custodian is responsible for the safekeeping of the Trust’s gold bullion that the Custodian allocates to the Trust in connection with the creation of Baskets by Authorized Participants. The Custodian also facilitates the transfer of gold in and out of the Trust through unallocated gold accounts it maintains for Authorized Participants and the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the London Bullion Market Association (the “LBMA”), which sets out good practices for participants in the bullion market, the LBMA is not an official or governmental regulatory body. In addition, while the Custodian is subject to general banking regulations by U.S. regulators and is generally regulated in the U.K. by the Financial Services Authority, such regulatory provisions do not directly cover the Custodian’s gold bullion custody operations in the U.K. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold secure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2012, 8,126 Baskets (812,600,000 Shares) have been created and 3,869 Baskets (386,900,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/12 to 01/31/12	1,700,000	.09720
02/01/12 to 02/29/12	0	0
03/01/12 to 03/31/12	4,200,000	.09714

Total	5,900,000	.09716

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the Equity Gold Trust
(Registrant)

/s/ Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/ Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date: May 8, 2012

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.