Form 10-Q
period 2012-06-30
SPDR GOLD TRUST
filed 2012-08-06
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes  ☐    No  ☒

As of August 2, 2012 the Registrant had 414,800,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition

at June 30, 2012 and September 30, 2011

(Amounts in 000’s of US$ except for share data)	Jun-30, 2012	Sep-30, 2011(1)
ASSETS
Investment in Gold, at cost(2)	$47,010,460	$42,736,696
Gold Receivable	—	—

Total Assets	$47,010,460	$42,736,696

LIABILITIES
Gold payable	$108,576	$520,297
Accounts payable to related parties	19,799	21,500
Accounts payable	1,849	4,201
Accrued expenses	2,485	1,017

Total Liabilities	132,709	547,015
Redeemable Shares:
Shares at redemption value to investors(3)	65,734,019	64,137,833
Shareholders’ Deficit	(18,856,268)	(21,948,152)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$47,010,460	$42,736,696

(1)	Derived from audited statement of condition as of September 30, 2011.

(2)	The market value of Investment in Gold at June 30, 2012 is $65,866,728 and at September 30, 2011, was $64,684,848.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at June 30, 2012 was 423,800,000 and at September 30, 2011 was 406,800,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three and nine months ended June 30, 2012 and 2011

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2012	Three Months Ended Jun-30, 2011	Nine Months Ended Jun-30, 2012	Nine Months Ended Jun-30, 2011
REVENUES
Proceeds from sales of gold to pay expenses	$70,503	$56,886	$205,954	$166,386
Cost of gold sold to pay expenses	(50,000)	(36,240)	(137,846)	(109,563)

Gain on gold sold to pay expenses	20,503	20,646	68,108	56,823
Gain on gold distributed for the redemption of Shares	595,760	1,194,268	1,732,128	4,030,772

Total Gain on gold	616,263	1,214,914	1,800,236	4,087,595

EXPENSES
Custody fees	10,785	9,587	33,285	27,814
Trustee fees	497	499	1,497	1,496
Sponsor fees	24,718	21,946	76,265	63,725
Marketing agent fees	24,718	21,946	76,265	63,725
Other expenses	5,196	4,546	16,058	13,190

Total expenses	65,914	58,524	203,370	169,950

Net Gain from Operations	$550,349	$1,156,390	$1,596,866	$3,917,645

Net Gain per Share	$1.30	$2.89	$3.79	$9.54

Weighted average number of Shares	423,501	399,736	420,841	410,476

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three and nine months ended June 30, 2012 and 2011

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2012	Three Months Ended Jun-30, 2011	Nine Months Ended Jun-30, 2012	Nine Months Ended Jun-30, 2011
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$70,503	$56,886	$205,954	$166,386
Cash expenses paid	(70,503)	(56,886)	(205,954)	(166,386)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$1,683,457	$3,156,853	$8,636,903	$7,936,587

Value of gold distributed for redemption of Shares — net of gold payable	$1,318,131	$2,070,025	$3,736,129	$7,971,483

(Amount in 000’s of US$)	Three Months Ended Jun-30, 2012	Three Months Ended Jun-30, 2011	Nine Months Ended Jun-30, 2012	Nine Months Ended Jun-30, 2011
RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain/(Loss) from Operations	$550,349	$1,156,390	$1,596,866	$3,917,645
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase)/Decrease in investment in gold	(346,461)	(1,056,508)	(4,273,764)	(49,933)
(Increase)/Decrease in gold receivable	—	—	—	255,409
Increase/(Decrease) in gold payable	108,576	15,935	(411,721)	(32,622)
Increase/(Decrease) in liabilities	(4,589)	1,637	(2,585)	3,564
Increase/(Decrease) in redeemable Shares Creations	1,683,457	3,156,853	8,636,903	7,936,587
Redemptions	(1,991,332)	(3,274,307)	(5,545,699)	(12,030,650)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the nine months ended June 30, 2012

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2012
Shareholders’ Deficit - Opening Balance	$(21,948,152)
Net Gain for the period	1,596,866
Adjustment of Redeemable Shares to redemption value	1,495,018

Shareholders’ Deficit - Closing Balance	$(18,856,268)

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

The condensed statements of financial condition at June 30, 2012 and September 30, 2011, the condensed statements of operations and of cash flows for the three and nine months ended June 30, 2012 and 2011 and the condensed statement of changes in shareholders’ deficit for the nine months ended June 30, 2012 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of June 30, 2012 and September 30, 2011:

(Amounts in 000’s of US$)	Jun-30, 2012	Sep-30, 2011
Investment in gold - average cost	$47,010,460	$42,736,696
Unrealized gain on investment in gold	18,856,268	21,948,152

Investment in gold - market value	$65,866,728	$64,684,848

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

(Amounts in 000’s of US$)	Jun-30, 2012	Sep-30, 2011
Gold receivable	$—	$—

2.3     Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2012	Sep-30, 2011
Gold payable	$108,576	$520,297

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the nine months ended June 30, 2012 and for the year ended September 30, 2011, are as follows:

(All amounts are in 000’s)	Nine Months Ended Jun-30, 2012	Year Ended Sep-30, 2011
Number of Redeemable Shares:
Opening Balance	406,800	429,200
Creations	52,200	115,600
Redemptions	(35,200)	(138,000)

Closing Balance	423,800	406,800

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.     Significant accounting policies (continued)

(Amounts in 000’s of US$ except per Share)	Nine Months Ended Jun-30, 2012	Year Ended Sep-30, 2011
Redeemable Shares:
Opening Balance	$64,137,833	$54,809,779
Creations	8,636,903	17,521,097
Redemptions	(5,545,699)	(20,567,866)
Adjustment to redemption value	(1,495,018)	12,374,823

Closing Balance	$65,734,019	$64,137,833

Redemption Value per Redeemable Share at Period End	$155.11	$157.66

2.5.     Revenue Recognition Policy

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Trustee”), will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold, the Trustee will endeavor to sell at the price established by the London Fix at 3:00 PM London time (“London PM Fix”). The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

2.6.     Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2012 or September 30, 2011.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

3.     Investment in Gold

The following represents the changes in ounces of gold and the respective values for the nine months ended June 30, 2012 and for the year ended September 30, 2011:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Nine Months Ended Jun-30, 2012	Year Ended Sep-30, 2011
Ounces of Gold:
Opening Balance	39,928.9	41,813.1
Creations (excluding gold receivable at June 30, 2012 - 0 and at September 30, 2011 - 0)	5,074.2	11,463.0
Redemptions (excluding gold payable at June 30, 2012 - 67.9 and at September 30, 2011 - 321.2)	(3,673.8)	(13,192.2)
Sales of gold	(124.0)	(155.0)

Closing Balance	41,205.3	39,928.9

Investment in Gold (lower of cost or market):
Opening Balance	$42,736,696	$37,736,064
Creations (excluding gold receivable at June 30, 2012 - $0 and at September 30, 2011 - $0)	8,636,903	17,776,506
Redemptions (excluding gold payable at June 30, 2012 - $108,576 and at September 30, 2011 - $520,297)	(4,225,293)	(12,628,298)
Sales of gold	(137,846)	(147,576)

Closing Balance	$47,010,460	$42,736,696

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

For the three and nine months ended June 30, 2012, the fees payable to the Sponsor and the Marketing Agent were each reduced by $0. For the three and nine months ended June 30, 2011, the comparable reduction in fees was $67 and $6,865 respectively.

Amounts Payable to Related Parties

(Amounts in 000’s of US$)	Jun-30, 2012	Sep-30, 2011
Payable to Custodian	$3,515	$3,816
Payable to Trustee	164	164
Payable to Sponsor	8,060	8,760
Payable to Marketing Agent	8,060	8,760

Accounts Payable to related parties	$19,799	$21,500

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

7.     Subsequent Events

The Trust has evaluated events subsequent to the June 30, 2012 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Share price & NAV v. gold price—November 18, 2004 to June 30, 2012

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	Three Months Ended Jun-30, 2012	Three Months Ended Jun-30, 2011	Nine Months Ended Jun-30, 2012	Nine Months Ended Jun-30, 2011
Total Gain on gold	$616,263	$1,214,914	$1,800,236	$4,087,595
Net Gain from operations	$550,349	$1,156,390	$1,596,866	$3,917,645
Net Gain per Share	$1.30	$2.89	$3.79	$9.54
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended June 30, 2012 of $616,263 is made up of a gain of $20,503 on the sale of gold to pay expenses plus a gain of $595,760 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the three months ended June 30, 2011 of $1,214,914 was made up of a gain of $20,646 on the sale of gold to pay expenses plus a gain of $1,194,268 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the nine months ended June 30, 2012 of $1,800,236 is made up of a gain of $68,108 on the sale of gold to pay expenses plus a gain of $1,732,128 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the nine months ended June 30, 2011 of $4,087,595 was made up of a gain of $56,823 on the sale of gold to pay expenses plus a gain of $4,030,772 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the nine months ended June 30, 2012 and for the year ended September 30, 2011

(All amounts, except per ounce and per share, are in 000’s)	Nine Months Ended Jun-30, 2012	Year Ended Sep-30, 2011
Ounces of Gold:
Opening Balance	39,928.9	41,813.1
Creations (excluding gold receivable at June 30, 2012 – 0 and at September 30, 2011 – 0)	5,074.2	11,463.0
Redemptions (excluding gold payable at June 30, 2012 – 67.9 and at September 30, 2011 – 321.2)	(3,673.8)	(13,192.2)
Sales of gold	(124.0)	(155.0)

Closing Balance	41,205.3	39,928.9

Gold price per ounce - London PM Fix	$1,598.50	$1,620.00

Market value of gold holdings	$65,866,728	$64,684,848

Number of Shares:
Opening Balance	406,800	429,200
Creations	52,200	115,600
Redemptions	(35,200)	(138,000)

Closing Balance	423,800	406,800

Net Asset Value per share:
Creations	$165.46	$151.57
Redemptions	$157.55	$149.04
Shares at redemption value to investors at Period End	$65,734,019	$64,137,833

Redemption Value per Redeemable Share at Period End	$155.11	$157.66

Change in Redemption Value through Period End	2.5%	17.0%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.037)%	(0.042)%

Results of Operations

In the nine months ended June 30, 2012, an additional 52,200,000 Shares (522 Baskets) were created in exchange for 5,074,237 ounces of gold, 35,200,000 Shares (352 Baskets) were redeemed in exchange for 3,420,536 ounces of gold, including 67,923 ounces of gold payable and 124,037 ounces of gold were sold to pay expenses.

As at June 30, 2012, the Custodian held 41,205,335 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $65,866,728,247 (cost — $47,010,460,063) based on the London PM fix on June 30, 2012. Such amount includes 67,923 ounces of gold payable by the Trust in connection with the redemption of baskets having a market value of $108,575,545. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

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

Cash Resources and Liquidity

At June 30, 2012 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2007 to June 30, 2012, and is based on the London PM Fix.

Daily gold price - July 1, 2007 to June 30, 2012

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2012, based on the London PM Fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to September 30, 2009	$960.00		$1,018.50	Sep 17, 2009	$908.50	Jul 13, 2009	$995.75	Sep 30, 2009
Three months to December 31, 2009	$1,099.77	(3)	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009	(2)
Three months to March 31, 2010	$1,109.12		$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74		$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three months to September 30, 2010	$1,226.75		$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68	(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010	(2)
Three months to March 31, 2011	$1,386.27		$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012

Twelve months ended June 30, 2010	$1,089.57		$1,261.00	Jun 28, 2010	$908.50	Jul 13, 2009	$1,244.00	Jun 30, 2010
Twelve months ended June 30, 2011	$1,368.94		$1,552.50	Jun 22, 2011	$1,157.00	Jul 28, 2010	$1,505.50	Jun 30, 2011
Twelve months ended June 30, 2012	$1,672.83		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,598.50	Jun 29, 2012

November 12, 2004 to June 30, 2012	$951.56		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,598.50	Jun 29, 2012

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2009, 2010 and 2011. The London AM Fix on such business days was $1,104.00, $1,410.25 and $1,574.50 respectively. The Net Asset Value of the Trust on December 31, 2009 and 2010 and December 30, 2011 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2009 and 2010, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2009 and 2010, as well as December 23rd and 30th for the period ended 2011, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2012, 8,234 Baskets (823,400,000 Shares) have been created and 3,996 Baskets (399,600,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/12 to 04/30/12	3,400,000	.09710
05/01/12 to 05/31/12	8,600,000	.09708
06/01/12 to 06/30/12	700,000	.09703

Total	12,700,000	.09708

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Jason Toussaint
Jason Toussaint
Managing Director
(principal executive officer)

/s/ Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date: August 6, 2012

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.