Form 10-K
period 2012-09-30
SPDR GOLD TRUST
filed 2012-11-28
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 30, 2012 as reported by the NYSE Arca, Inc. on that date: $162.14

Number of shares of the registrant’s common stock outstanding as of November 23, 2012: 445,300,000

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

i

PART I

Item 1. Business

SPDR® Gold Trust, or the Trust, is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture, or the Trust Indenture. The Trust holds gold and from time to time issues SPDR® Gold Shares, or Shares, in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC, or WGTS, is the sponsor of the Trust, or the Sponsor. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or BNYM, is the trustee of the Trust, or the Trustee. State Street Global Markets, LLC, or SSGM, is the marketing agent of the Trust, or the Marketing Agent. HSBC Bank USA, N.A., or HSBC, is the custodian of the Trust, or the Custodian.

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

Investment Objective

The Shares are intended to offer investors an opportunity to participate in the gold market through an investment in securities. Historically, the logistics of buying, storing and insuring gold have constituted a barrier to entry for some institutional and retail investors. The ownership of the Shares is intended to overcome these barriers to entry. The logistics of storing and insuring gold are dealt with by the Custodian, and the related expenses are built into the price of the Shares. Therefore, the investor does not have any additional tasks or costs over and above those associated with investing in any other publicly traded security.

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

The Trust’s assets only consist of allocated gold bullion and gold receivable when recorded; representing gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account and, from time to time, cash, which will be used to pay expenses. Cash held by the Trust will not generate any income. The Trust does not hold any derivative instruments. Each Share represents a proportional interest, based on the total number of Shares outstanding, in the gold and any cash held by the Trust, less the Trust’s liabilities (which include accrued expenses). While the secondary market trading price of the Shares has fluctuated in response to the price of gold, the Sponsor believes that the trading price of the Shares reflects the estimated accrued expenses of the Trust.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2012, a publication of Thompson Reuters GFMS Limited, or GFMS, an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 171,300 tonnes (approximately 5.5 billion ounces) at the end of 2011. These stocks have increased by approximately 2.0% per year on average for the 10 years ended December 2011. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

World Gold Supply and Demand (2007 – 2011)

The following table sets forth a summary of the world gold supply and demand for the last 5 years. It is based on information reported in the Thomson Reuters GFMS Gold Survey 2012.

World Gold Supply and Demand, 2007-2011

	2007	2008	2009	2010	2011
Mine production	2,497	2,429	2,611	2,740	2,818
Official sector sales	484	235	34	-	-
Old gold scrap	1,005	1,350	1,735	1,719	1,661
Net producer hedging	(432)	(357)	(234)	(108)	6
Total reported supply [1]	3,554	3,657	4,146	4,351	4,485
Gold fabrication in carat jewelry	2,423	2,304	1,814	2,017	1,973
Gold fabrication in electronics	322	311	275	326	320
Gold fabrication in other industrial & decorative applications	96	95	82	91	90
Gold fabrication in dentistry	58	56	53	49	43
Official sector purchases	0	0	0	77	455
Bar & Coin Retail investment [4]	443	883	791	1,183	1,543
Investment in Exchange Traded Funds and related products [2]	253	321	617	368	162
Total identifiable demand [1]	3,595	3,970	3,632	4,111	4,586
Supply less demand [3]	(41)	(313)	514	240	(101)

(1)	Figures may not add due to independent rounding.

(2)	Including Gold Bullion Securities (LSE and ASX), SPDR Gold Shares, NewGold Gold Debentures, Central Fund of Canada and Central Gold Trust, iShares Comex Gold Trust, ZKB Gold, Goldist, ETFS Physical Gold, Xetra-Gold, Julius Baer Physical Gold Fund, Claymore Gold Bullion ETF, Swiss Gold, ETFS (Tokyo and New York), Sprott Physical Gold Trust, Credit Suisse Xmtch, Dubai Gold Securities ETF Securities Glitter, Mistubishi Physical Gold ETF, ETFS Physical Asian Gold Shares, Claymore Gold Bullion ETF (Non-Hedged), DB Physical Gold, iShares Physical Gold, Beta Shares Gold Bullion ETF, Indian ETF’s and Royal Canadian Mint.

(3)	This is the residual from combining all the other data in the table. The residual results from the fact that there is no reliable methodology for measuring all elements of gold supply and demand. It includes net institutional investment other than that in Exchange Traded Funds and similar products, movements in stocks and other elements together with any residual error.

(4)	Bar & Coin retail investment include physical bars, official coins, imitation coins and medals.

Source: Thomson Reuters GFMS Gold Survey 2012

Sources of Gold Supply

Based on data from the GFMS Gold Survey 2012, gold supply averaged 3,883 tonnes (one metric tonne is equivalent to 1,000 kilograms or 32,150.7465 troy ounces) per year between 2002 and 2011. Sources of gold supply include both mine production and the recycling or mobilizing of existing above-ground stocks. The largest portion of gold supplied into the market generally comes from gold mine production, which averaged approximately 2,591 tonnes per year from 2002 through 2011. The second largest source of annual gold supply is from recycled gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold; recycled gold averaged approximately 1,225 tonnes annually for the period 2002 through 2011.

Official sector sales (including central banks and supranational organizations activity) outstripped purchases in the period from 1989 to 2009, creating additional net supply of gold into the marketplace. Between 2002 and 2009, official sector annual net sales averaged 428 tonnes. In recent years, however, the pace of net sales slowed sharply and, since the second quarter of 2009, the official sector has been a net buyer of gold. The year 2011 marked the second full year in more than two decades that the official sector had become a net buyer, with purchases averaging 266 tonnes for the two years ended 2011. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector, has resulted in this area being one of the more visible shifts in the gold market.

Sources of Gold Demand

Based on data from the GFMS Gold Survey 2012, identifiable demand for gold (which excludes over-the-counter transactions) averaged 3,721 tonnes per year between 2002 and 2011. Gold demand generally comes from three sources: jewelry, investment, and industry (including medical applications). The primary source of demand comes from jewelry, which accounted for 63% of the identifiable demand for the period from 2002 through 2011. Identifiable investment demand accounted for 24% of total demand, industry applications accounted for 12% and the remaining 1% of demand was from official sector buying. While jewelry remains the largest component of demand, which represented just under 2,700 tonnes or 79% of total identifiable demand in 2002, has decreased almost 700 tonnes to just under 2,000 tonnes or 43% of identifiable demand in 2011, its share has decreased over recent years in favor of investment demand, due in part to the financial crisis. Identifiable investment demand which includes bars and coins, as well as, exchange traded funds, has increased from less than 400 tonnes in 2002 to approximately 1,700 tonnes in 2011, which represents a shift in demand from 11% of identifiable demand in 2002 to 37% in 2011. Additionally, 2011 marked the second consecutive year the official sector became a net purchaser of gold for first time in over two decades.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. While there are seasonal fluctuations in the levels of demand for gold (especially jewelry) in many countries, variations in the timing of such fluctuations by country mean that seasonal changes in demand do not appear to have a significant impact on the global gold price.

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

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of 1 kilogram or less. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the eleven market-making members of the LBMA, six offer clearing services. There are 69 full members, including the market-making members, plus a number of associate members around the world. The information about LBMA members in this report is as of October 19, 2012. These numbers may change from time to time as new members are added and existing members drop out.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2012, and is based on the London PM fix.

Daily gold price - November 18, 2004 to September 30, 2012

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

Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act. As of the date of this annual report, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA LLC, RBC Capital Markets Corporation, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial Capital Markets, LLC (f/k/a EWT, LLC) and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required gold deposit amount by the end of the second business day in London following the purchase order date. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the gold deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust will be borne solely by the Authorized Participant. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

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

Delivery of Redemption Distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the third business day following the redemption order date if, by 9:00 AM New York time on such third business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If the Trustee’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Trustee receives the fee applicable to the extension of the redemption distribution date which the Trustee may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Trustee’s DTC account by 9:00 AM New York time on such next business day. Any further outstanding amount of the redemption order will be cancelled. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 9:00 AM New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

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

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $101,915,909 for its services during the year ended September 30, 2012.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2,000,000 per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $2,000,000 for its services during the year ended September 30, 2012.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended, or the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $44,468,473 for its services during the year ended September 30, 2012.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $101,915,909 for its services during the year ended September 30, 2012. Other marketing costs in the year ended September 30, 2012 were $15,452,211.

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

For the years ended September 30, 2012, 2011 and 2010 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were each reduced by $0, $6,865 and $175,823 respectively.

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

The administration fees of the Trust were $6,020,480 in the year ended September 30, 2012. These fees include the following: (1) SEC registration fees and other regulatory fees of $4,581,146; (2) audit and quarterly review fees of $521,709; (3) legal fees of $342,946; (4) internal and external auditor fees in respect of Sarbanes Oxley compliance of $296,845; (5) printing fees of $144,429; and (6) other costs of $133,405. Investors should be aware that administration fees are likely to increase over time due to increases in the fees of service providers to the Trust.

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

The global parent company of HSBC is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had $175 billion in regulatory capital resources as of June 30, 2012.

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

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s vault. The subcustodians that the Custodian currently uses are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, Barclays Bank PLC, Deutsche Bank AG, JPMorgan Chase Bank and UBS AG. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. The Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust’s gold. See “Risk Factors—The ability of the Trustee and the Custodian to take legal action against subcustodians may be limited...”

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the three years ended September 30, 2012, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

Taxation of The Trust

The Trust is treated as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not pay U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service, or IRS, on that basis.

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

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account, or IRA, or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS to the effect that a purchase of Shares by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of the Shares purchased by it is distributed to the IRA owner or plan participant, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code section 408(d), section 408(m) or section 402. See also “ERISA and Related Considerations.”

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

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest, (3) the Plan’s funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

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

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which the delivery, disposal or evaluation of gold is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders. In addition, the Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption distribution if the price of the Shares declines during the period of the delay. See “Creation and Redemption of Shares—Redemption Procedures.” Under the Trust Indenture, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such suspension or postponement.

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

The Custodian is responsible for the safekeeping of the Trust’s gold bullion that the Custodian allocates to the Trust in connection with the creation of Baskets by Authorized Participants. The Custodian also facilitates the transfer of gold in and out of the Trust through unallocated gold accounts it maintains for Authorized Participants and the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is subject to general banking regulations by U.S. regulators and is generally regulated in the U.K. by the Financial Services Authority, such regulations do not directly cover the Custodian’s gold bullion custody operations in the U.K. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold secure.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Not applicable.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) The Trust’s Shares are listed on NYSE Arca under the symbol “GLD” since December 13, 2007, after a transfer from the New York Stock Exchange, or NYSE, where the Shares were listed since its initial public offering on November 18, 2004. The Shares have traded on the Mexican Stock Exchange (Bolsa Mexicana de Valores) since August 10, 2006, on the Singapore Exchange Securities Trading Limited since October 11, 2006, on the Tokyo Stock Exchange since June 30, 2008 and the Stock Exchange of Hong Kong since July 31, 2008.

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2012 and 2011.

	High	Low
Fiscal Year Ended September 30, 2012:
Quarter Ended
December 31, 2011	$174.98	$150.34
March 31, 2012	$173.49	$155.92
June 30, 2012	$162.94	$149.46
September 30, 2012	$172.36	$152.15

	High	Low
Fiscal Year Ended September 30, 2011:
Quarter Ended
December 31, 2010	$139.17	$128.46
March 31, 2011	$140.34	$127.94
June 30, 2011	$152.36	$139.20
September 30, 2011	$184.59	$144.90

The number of shareholders of record of the Trust as of October 31, 2012 was approximately 231.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
May 2012	$161.32	$149.46
June 2012	$157.93	$151.05
July 2012	$157.61	$152.15
August 2012	$164.22	$154.13
September 2012	$172.36	$164.31
October 2012	$173.61	$164.86
November 2012 (through November 23, 2012)	$169.63	$162.60

b) Not applicable

c)	Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 536 Baskets (53,600,000 Shares) during the year ended September 30, 2012, including 184 Baskets (18,400,000 Shares) for the three months ended September 30, 2012 as set forth in the table below.

Period	Total number of shares redeemed	Average ounces of gold per share
7/1/12 to 7/31/12	13,500,000	.09701
8/1/12 to 8/31/12	300,000	.09698
9/1/12 to 9/30/12	4,600,000	.09695

TOTAL	18,400,000	.09699

Item 6. Selected	Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

(Amounts in 000’s of US$)	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010	Year ended Sept 30, 2009	Year ended Sept 30, 2008
Total gain/(loss) on gold	$2,678,980	$7,579,013	$1,385,254	$508,473	$2,036,135
Net gain/(loss) from operations	$2,407,207	$7,340,281	$1,208,132	$394,863	$1,965,562
Net cash flows from operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

(Amounts, except per share, are in 000’s of US$)	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010	Year ended Sept 30, 2009	Year ended Sept 30, 2008
REVENUES
Proceeds from sales of gold to pay expenses	$271,687	$230,696	$170,598	$108,235	$68,188
Cost of gold sold to pay expenses	(183,724)	(147,576)	(124,764)	(93,494)	(50,202)

Gain on gold sold to pay expenses	87,963	83,120	45,834	14,741	17,986
Gain on gold distributed for the redemption of shares	2,591,017	7,495,893	1,339,420	493,732	2,018,149

Total gain/(loss) on gold	2,678,980	7,579,013	1,385,254	508,473	2,036,135

EXPENSES
Custody fees	44,468	39,054	29,030	18,863	12,307
Trustee fees	2,000	2,000	2,000	2,000	2,000
Sponsor fees	101,916	89,517	66,249	41,946	25,472
Marketing agent fees	101,916	89,517	66,249	41,946	25,472
Other expenses	21,473	18,644	13,594	8,855	5,322

Total expenses	271,773	238,732	177,122	113,610	70,573

Net gain/(loss) from operations	$2,407,207	$7,340,281	$1,208,132	$394,863	$1,965,562

Net gain/(loss) per share	$5.71	$17.87	$3.10	$1.24	$9.60

Weighted average number of shares	421,629	410,730	389,968	319,348	204,762

Statements of Condition Data:

(Amounts in 000’s of US$, except for share data)	Sept 30, 2012	Sept 30, 2011	Sept 30, 2010	Sept 30, 2009	Sept 30, 2008
ASSETS
Investment in gold, at cost(1)	$50,726,261	$42,736,696	$37,736,064	$28,463,669	$16,878,554
Gold receivable	—	—	255,409	39,068	897,184

Total Assets	$50,726,261	$42,736,696	$37,991,473	$28,502,737	$17,775,738

LIABILITIES
Gold payable	$602,591	$520,297	$76,622	$—	$—
Other liabilities	26,804	26,718	18,682	12,157	6,782

Total Liabilities	629,395	547,015	95,304	12,157	6,782

Redeemable Shares:
Shares at redemption value to investors(2)	75,389,813	64,137,833	54,809,779	35,054,043	21,471,084
Shareholders’ Deficit	(25,292,947)	(21,948,152)	(16,913,610)	(6,563,463)	(3,702,128)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$50,726,261	$42,736,696	$37,991,473	$28,502,737	$17,775,738

(1)	The market value of Investment in Gold was $76,019,208 at September 30, 2012, $64,684,848 at September 30, 2011, $54,649,674 at September 30, 2010, $35,027,132 at September 30, 2009, and $20,580,682 at September 30, 2008.

(2)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 437,900,000 at September 30, 2012; 406,800,000 at September 30, 2011; 429,200,000 at September 30, 2010; 358,900,000 at September 30, 2009; and 246,500,000 at September 30, 2008.

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

Share price & NAV v. gold price — November 18, 2004 to September 30, 2012

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains on the Trust’s gold holdings at September 30, 2012 and 2011:

(Amount in 000’s of US$)	Sept 30, 2012	Sept 30, 2011
Investment in gold – average cost	$50,726,261	$42,736,696
Unrealized gain on investment in gold	25,292,947	21,948,152

Investment in gold – market value	$76,019,208	$64,684,848

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

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, except per share, are in 000’s of US$)	For the year ended Sept 30, 2012	For the year ended Sept 30, 2011	For the year ended Sept 30, 2010
Total gain/(loss) on gold	$2,678,980	$7,579,013	$1,385,254
Net gain/(loss) from operations	$2,407,207	$7,340,281	$1,208,132
Net cash flows from operating activities	$—	$—	$—

The Trust’s total gain on gold for the year ended September 30, 2012 of $2,678,980 is made up of a gain of $87,963 on the sale of gold to pay expenses plus a gain of $2,591,017 on gold distributed on the redemption of shares.

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

Selected Supplemental Data

(Amounts in 000’s of US$, except for per ounce and per share data)	Sept 30, 2012	Sept 30, 2011	Sept 30, 2010
Ounces of Gold:
Opening balance	39,928.9	41,813.1	35,176.6
Creations (excluding gold receivable at September 30, 2012 – 0, September 30, 2011 – 0, and at September 30, 2010 – 195.4)	8,225.8	11,463.0	11,001.2
Redemptions (excluding gold payable at September 30, 2012 – 339.3, September 30, 2011 – 321.2, and at September 30, 2010 – 58.6)	(5,187.1)	(13,192.2)	(4,218.0)
Sales of gold	(164.0)	(155.0)	(146.7)

Closing balance	42,803.6	39,928.9	41,813.1

Gold price per ounce – London PM fix	$1,776.00	$1,620.00	$1,307.00

Market value of gold holdings	$76,019,208	$64,684,848	$54,649,674

Number of Shares:
Opening balance	406,800	429,200	358,900
Creations	84,700	115,600	114,000
Redemptions	(53,600)	(138,000)	(43,700)

Closing balance	437,900	406,800	429,200

Net Asset Value per share:
Creations	$164.77	$151.57	$115.97
Redemptions	$157.77	$149.04	$114.96
Shares at redemption value to investors at year end	$75,389,813	$64,137,833	$54,809,779

Redemption value per redeemable share at year end	$172.16	$157.66	$127.70

Change in redemption value over the period	17.5%	17.0%	56.4%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.036)%	(0.042)%	(0.034)%

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2012 an additional 84,700,000 shares, (847 Baskets), were created in exchange for 8,225,767 ounces of gold, and 53,600,000 shares (536 Baskets) were redeemed in exchange for 5,205,239 ounces of gold, including 339,296 ounces of gold payable, and 163,964 ounces of gold were sold to pay expenses. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not issue shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2012, the amount of gold owned by the Trust was 42,464,312 ounces, with a market value of $75,416,617,519 (cost  — $50,123,670,948) including gold payable of 339,296 ounces with a market value of $602,590,539, based on the London PM fix on September 30, 2012 (in accordance with the Trust Indenture).

As at September 30, 2012, the Custodian held 42,803,608 ounces in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars excluding gold payable, with a market value of $76,019,208,058 (cost  —  $50,726,261,488). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 339,296 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

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

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2012, 2011 and 2010. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2012, 2011 and 2010 was the same as those expenses, resulting in a zero cash balance at September 30, 2012, 2011 and 2010.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2012 and 2011 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price Of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2007 to September 30, 2012, and is based on the London PM fix.

Daily gold price - October 1, 2007 to September 30, 2012

During the year between October 1, 2011 and September 30, 2012, the gold price based on the London PM fix traded between $1,795.00 per ounce (November 8, 2011) and $1,531.00 (December 29, 2011), and the average was $1,659.94.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2012, 2011 and 2010, and for the period from the inception of the Trust until September 30, 2012, based on the London PM fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to December 31, 2009	$1,099.77	(3)	$1,212.50	Dec 02, 2009	$1,003.50	Oct 02, 2009	$1,104.00	Dec 31, 2009	(2)
Three months to March 31, 2010	$1,109.12		$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74		$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three month to September 30, 2010	$1,226.75		$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68	(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010	(2)
Three months to March 31, 2011	$1,386.27		$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Twelve months ended September 30, 2010	$1,158.10		$1,307.50	Sep 29, 2010	$1,003.50	Oct 02, 2009	$1,307.00	Sep 30, 2010
Twelve months ended September 30, 2011	$1,491.55		$1,895.00	Sep 05, 2011	$1,313.50	Oct 04, 2011	$1,620.00	Sep 30, 2011
Twelve months ended September 30, 2012	$1,659.94		$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,776.00	Sep 28, 2012
November 12, 2004 (the inception of the Trust) to September 30, 2012	$974.08		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,776.00	Sep 28, 2012

(1)	The end of period gold price is the London PM fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM fix on December 31, 2009, 2010 and 2011. The London AM fix on the last business day of each of these years was $1,104.00, $1,410.25 and $1,574.50 respectively. The Net Asset Value of the Trust on December 31, 2009 and 2010 and December 30, 2011 was calculated using the London AM fix, in accordance with the Trust Indenture.

(3)	There was no London PM fix for both December 24th and December 31st for the periods ended 2009 and 2010, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2009 and 2010, as well as December 23rd and 30th for the period ended 2011 was calculated using the London AM fix.

Item 7A. Quantitative	and Qualitative Disclosures about Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial	Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended September 30, 2012

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year Ended Sep-30, 2012
	Dec-31, 2011	Mar-31, 2012	Jun-30, 2012	Sep-30, 2012
REVENUES
Proceeds from sales of gold to pay expenses	$70,378	$65,073	$70,503	$65,733	$271,687
Cost of gold sold to pay expenses	(44,664)	(43,182)	(50,000)	(45,878)	(183,724)

Gain on gold sold to pay expenses	25,714	21,891	20,503	19,855	87,963
Gain on gold distributed for the redemption of shares	828,206	308,162	595,760	858,889	2,591,017

Total gain/(loss) on gold	853,920	330,053	616,263	878,744	2,678,980

EXPENSES
Custody fees	11,244	11,256	10,785	11,183	44,468
Trustee fees	503	497	497	503	2,000
Sponsor fees	25,734	25,813	24,718	25,651	101,916
Marketing agent fees	25,734	25,813	24,718	25,651	101,916
Other expenses	5,408	5,454	5,196	5,415	21,473

Total expenses	68,623	68,833	65,914	68,403	271,773

Net gain/(loss) from operations	$785,297	$261,220	$550,349	$810,341	$2,407,207

Net gain/(loss) per share	$1.88	$0.62	$1.30	$1.91	$5.71

Weighted average number of shares (000’s)	417,038	422,024	423,501	423,977	421,629

Fiscal Period Ended September 30, 2011

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year Ended Sep-30, 2011
	Dec-31, 2010	Mar-31, 2011	Jun-30, 2011	Sep-30, 2011
REVENUES
Proceeds from sales of gold to pay expenses	$56,073	$53,427	$56,886	$64,310	$230,696
Cost of gold sold to pay expenses	(37,288)	(36,035)	(36,240)	(38,013)	(147,576)

Gain on gold sold to pay expenses	18,785	17,392	20,646	26,297	83,120
Gain on gold distributed for the redemption of shares	1,160,478	1,676,026	1,194,268	3,465,121	7,495,893

Total gain/(loss) on gold	1,179,263	1,693,418	1,214,914	3,491,418	7,579,013

EXPENSES
Custody fees	9,346	8,881	9,587	11,240	39,054
Trustee fees	504	493	499	504	2,000
Sponsor fees	21,458	20,321	21,946	25,792	89,517
Marketing agent fees	21,458	20,321	21,946	25,792	89,517
Other expenses	4,472	4,172	4,546	5,454	18,644

Total expenses	57,238	54,188	58,524	68,782	238,732

Net gain/(loss) from operations	$1,122,025	$1,639,230	$1,156,390	$3,422,636	$7,340,281

Net gain/(loss) per share	$2.64	$4.04	$2.89	$8.32	$17.87

Weighted average number of shares (000’s)	425,404	406,074	399,736	411,484	410,730

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changesin and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2012.

Item 9A.    Controlsand Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Managing Director (principal executive officer) and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor’s parent, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Managing Director and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Managing Director and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Managing Director and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2012. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Managing Director and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2012.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2012 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2012.

November 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the

SPDR® Gold Trust

New York, New York

We have audited SPDR® Gold Trust’s (the “Trust”) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust’s Sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of condition of the Trust as of September 30, 2012 and September 30, 2011, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2012, and our report dated November 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November  28, 2012

Item 9B.    Other Information

Not applicable.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

Not applicable.

Item 11. Executive	Compensation

Not applicable.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain	Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal	Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended September 30, 2012 and 2011 were:

	Years Ended September 30
	2012	2011
Audit fees	$259,000	$250,000
Audit-related fees	226,709	200,952

Total	$485,709	$450,952

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG LLP for professional services for the audit of the Trust’s consolidated financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

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

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the

SPDR®  Gold Trust

New York, New York

We have audited the accompanying statements of condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2012 and 2011, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2012. These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, changes in shareholders’ deficit, and cash flows for the year ended September 30, 2010 were audited by other independent registered public accountants whose report thereon, dated November 22, 2010, expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2012, expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the

SPDR® Gold Trust

New York, New York

We have audited the accompanying statements of operations, changes in shareholders’ deficit, and cash flows of the SPDR® Gold Trust (the “Trust”) for the year ended September 30, 2010. These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Trust’s operations and its cash flows for the year ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

November 22, 2010

SPDR® GOLD TRUST

Statements of Condition

at September 30, 2012 and 2011

(Amounts in 000’s of US$ except for share data)	Sept 30, 2012	Sept 30, 2011
ASSETS
Investment in gold, at cost(1)	$50,726,261	$42,736,696
Gold receivable	—	—

Total Assets	$50,726,261	$42,736,696

LIABILITIES
Gold payable	$602,591	$520,297
Accounts payable to related parties	22,038	21,500
Accounts payable	3,954	4,201
Accrued expenses	812	1,017

Total Liabilities	629,395	547,015

Redeemable Shares:
Shares at redemption value to investors(2)	75,389,813	64,137,833

Shareholders’ Deficit	(25,292,947)	(21,948,152)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$50,726,261	$42,736,696

(1)	The market value of Investment in Gold at September 30, 2012 is $76,019,208 and at September 30, 2011 is $64,684,848.

(2)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at September 30, 2012 is 437,900,000 and at September 30, 2011 is 406,800,000.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2012, 2011 and 2010

(Amounts in 000’s of US$ except for share and per share data)	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010
REVENUES
Proceeds from sales of gold to pay expenses	$271,687	$230,696	$170,598
Cost of gold sold to pay expenses	(183,724)	(147,576)	(124,764)

Gain on gold sold to pay expenses	87,963	83,120	45,834
Gain on gold distributed for the redemption of shares	2,591,017	7,495,893	1,339,420

Total gain/(loss) on gold	2,678,980	7,579,013	1,385,254

EXPENSES
Custody fees	44,468	39,054	29,030
Trustee fees	2,000	2,000	2,000
Sponsor fees	101,916	89,517	66,249
Marketing agent fees	101,916	89,517	66,249
Other expenses	21,473	18,644	13,594

Total expenses	271,773	238,732	177,122

Net gain/(loss) from operations	$2,407,207	$7,340,281	$1,208,132

Net gain/(loss) per share	$5.71	$17.87	$3.10

Weighted average number of shares (000’s)	421,629	410,730	389,968

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flow

For the years ended September 30, 2012, 2011 and 2010

(Amounts in 000’s of US$)	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$271,687	$230,696	$170,598
Cash expenses paid	(271,687)	(230,696)	(170,598)

Increase/(decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares – net of gold receivable	$13,956,415	$17,521,097	$12,968,179

Value of gold distributed for redemption of shares – net of gold payable	$5,464,923	$12,729,649	$3,631,238

(Amounts in 000’s of US$)	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010
RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain/(loss) from operations	$2,407,207	$7,340,281	$1,208,132
Adjustments to reconcile net gain to net cash provided by operating activities
Increase in investment in gold	(7,989,565)	(5,000,632)	(9,272,395)
(Increase)/decrease in gold receivable	—	255,409	(216,341)
Increase in gold payable	82,294	443,675	76,622
Increase in liabilities	86	8,036	6,525
Increase/(decrease) in redeemable shares
Creations	13,956,415	17,521,097	13,221,048
Redemptions	(8,456,437)	(20,567,866)	(5,023,591)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended September 30, 2012, 2011 and 2010

(Amounts in 000’s of US$)	Sept 30, 2012	Sept 30, 2011	Sept 30, 2010
Shareholders’ deficit – opening balance	$(21,948,152)	$(16,913,610)	$(6,563,463)
Net gain/(loss) from operations	2,407,207	7,340,281	1,208,132
Adjustment of redeemable shares to redemption value	(5,752,002)	(12,374,823)	(11,558,279)

Shareholders’ deficit – closing balance	$(25,292,947)	$(21,948,152)	$(16,913,610)

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

The table below summarizes the impact of unrealized gains on the Trust’s gold holdings as of September 30, 2012 and 2011:

(Amounts in 000’s of US$)	Sept 30, 2012	Sept 30, 2011
Investment in gold – average cost	$50,726,261	$42,736,696
Unrealized gain on investment in gold	25,292,947	21,948,152

Investment in gold – market value	$76,019,208	$64,684,848

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

(Amounts in 000’s of US$)	Sept 30, 2012	Sept 30, 2011
Gold receivable	$—	$—

SPDR® GOLD TRUST

Notes to the Financial Statements

2.3    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date.

(Amounts in 000’s of US$)	Sept 30, 2012	Sept 30, 2011
Gold payable	$602,591	$520,297

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statements of Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the years ended September 30, 2012, 2011 and 2010 are as follows:

(Amounts in 000’s)	Sept 30, 2012	Sept 30, 2011	Sept 30, 2010
Number of Redeemable Shares:
Opening balance	406,800	429,200	358,900
Creations	84,700	115,600	114,000
Redemptions	(53,600)	(138,000)	(43,700)

Closing balance	437,900	406,800	429,200

(Amounts in 000’s of US$ except for per share data)	Sept 30, 2012	Sept 30, 2011	Sept 30, 2010
Redeemable Shares:
Opening balance	$64,137,833	$54,809,779	$35,054,043
Creations	13,956,415	17,521,097	13,221,048
Redemptions	(8,456,437)	(20,567,866)	(5,023,591)
Adjustment to redemption value	5,752,002	12,374,823	11,558,279

Closing balance	$75,389,813	$64,137,833	$54,809,779

Redemption value per redeemable share at period end	$172.16	$157.66	$127.70

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

2.6    Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2012 or 2011.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the years ended September 30, 2012, 2011 and 2010:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Sept 30, 2012	Sept 30, 2011	Sept 30, 2010
Ounces of Gold:
Opening balance	39,928.9	41,813.1	35,176.6
Creations (excluding gold receivable at September 30, 2012 – 0, at September 30, 2011 – 0 and at September 30, 2010 – 195.4)	8,225.8	11,463.0	11,001.2
Redemptions (excluding gold payable at September 30, 2012 – 339.3, at September 30, 2011 – 321.2 and at September 30, 2010 – 58.6)	(5,187.1)	(13,192.2)	(4,218.0)
Sales of gold	(164.0)	(155.0)	(146.7)

Closing balance	42,803.6	39,928.9	41,813.1

Investment in Gold (lower of cost or market):
Opening balance	$42,736,696	$37,736,064	$28,463,669
Creations (excluding gold receivable at September 30, 2012 – $0, at September 30, 2011 – $0, and at September 30, 2010 – $255,409)	13,956,415	17,776,506	13,004,707
Redemptions (excluding gold payable at September 30, 2012 – $602,591, at September 30, 2011 – $520,297, and at September 30, 2010 – $76,622)	(5,783,126)	(12,628,298)	(3,607,548)
Sales of gold	(183,724)	(147,576)	(124,764)

Closing balance	$50,726,261	$42,736,696	$37,736,064

SPDR® GOLD TRUST

Notes to the Financial Statements

4    Quarterly Statements of Operations

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year to Sep-30, 2012
	Dec-31, 2011	Mar-31, 2012	Jun-30, 2012	Sep-30, 2012
REVENUES
Proceeds from sales of gold to pay expenses	$70,378	$65,073	$70,503	$65,733	$271,687
Cost of gold sold to pay expenses	(44,664)	(43,182)	(50,000)	(45,878)	(183,724)

Gain on gold sold to pay expenses	25,714	21,891	20,503	19,855	87,963
Gain on gold distributed for the redemption of shares	828,206	308,162	595,760	858,889	2,591,017

Total gain/(loss) on gold	853,920	330,053	616,263	878,744	2,678,980

EXPENSES
Custody fees	11,244	11,256	10,785	11,183	44,468
Trustee fees	503	497	497	503	2,000
Sponsor fees	25,734	25,813	24,718	25,651	101,916
Marketing agent fees	25,734	25,813	24,718	25,651	101,916
Other expenses	5,408	5,454	5,196	5,415	21,473

Total expenses	68,623	68,833	65,914	68,403	271,773

Net gain/(loss) from operations	$785,297	$261,220	$550,349	$810,341	$2,407,207

Net gain/(loss) per share	$1.88	$0.62	$1.30	$1.91	$5.71

Weighted average number of shares (000’s)	417,038	422,024	423,501	423,977	421,629

SPDR® GOLD TRUST

Notes to the Financial Statements

4    Quarterly Statements of Operations (continued)

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year Ended Sep-30, 2011
	Dec-31, 2010	Mar-31, 2011	Jun-30, 2011	Sep-30, 2011
REVENUES
Proceeds from sales of gold to pay expenses	$56,073	$53,427	$56,886	$64,310	$230,696
Cost of gold sold to pay expenses	(37,288)	(36,035)	(36,240)	(38,013)	(147,576)

Gain on gold sold to pay expenses	18,785	17,392	20,646	26,297	83,120
Gain on gold distributed for the redemption of shares	1,160,478	1,676,026	1,194,268	3,465,121	7,495,893

Total gain/(loss) on gold	1,179,263	1,693,418	1,214,914	3,491,418	7,579,013

EXPENSES
Custody fees	9,346	8,881	9,587	11,240	39,054
Trustee fees	504	493	499	504	2,000
Sponsor fees	21,458	20,321	21,946	25,792	89,517
Marketing agent fees	21,458	20,321	21,946	25,792	89,517
Other expenses	4,472	4,172	4,546	5,454	18,644

Total expenses	57,238	54,188	58,524	68,782	238,732

Net gain/(loss) from operations	$1,122,025	$1,639,230	$1,156,390	$3,422,636	$7,340,281

Net gain/(loss) per share	$2.64	$4.04	$2.89	$8.32	$17.87

Weighted average number of shares (000’s)	425,404	406,074	399,736	411,484	410,730

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

For the years ended September 30, 2012, 2011 and 2010 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were each reduced by $0, $6,865, and $175,823 respectively.

Amounts Payable to Related Parties

(Amounts in 000’s of US$)	Sept 30, 2012	Sept 30, 2011
Payable to custodian	$3,908	$3,816
Payable to trustee	164	164
Payable to sponsor	8,983	8,760
Payable to marketing agent	8,983	8,760

Accounts payable to related parties	$22,038	$21,500

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

8.    Subsequent Events

The Trust evaluates events subsequent to the end of the Trust’s fiscal year through the date of filing of this Form 10-K. During this period, no material disclosable subsequent events were identified.

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

Date: November 28, 2012

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.