Form 10-Q
period 2012-12-31
SPDR GOLD TRUST
filed 2013-02-05
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes  ☐    No  ☒

As of February 1, 2013 the Registrant had 440,900,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition

at December 31, 2012 and September 30, 2012

(Amounts in 000’s of US$ except for share data)	Dec-31, 2012	Sep-30, 2012(1)
ASSETS
Investment in Gold, at cost(2)	$52,435,608	$50,726,261

Total Assets	$52,435,608	$50,726,261

LIABILITIES
Gold payable	$—	$602,591
Accounts payable to related parties	22,849	22,038
Accounts payable	896	3,954
Accrued expenses	4,823	812

Total Liabilities	28,568	629,395
Redeemable Shares:
Shares at redemption value to investors(3)	72,239,332	75,389,813
Shareholders’ Deficit	(19,832,292)	(25,292,947)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$52,435,608	$50,726,261

(1)	Derived from audited statement of financial condition as of September 30, 2012.

(2)	The market value of Investment in Gold at December 31, 2012 is $72,267,900 and at September 30, 2012, was $76,019,208.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at December 31, 2012 was 448,300,000 and at September 30, 2012 was 437,900,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three months ended December 31, 2012 and 2011

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2012	Three Months Ended Dec-31, 2011
REVENUES
Proceeds from sales of gold to pay expenses	$72,917	$70,378
Cost of gold sold to pay expenses	(50,126)	(44,664)

Gain on gold sold to pay expenses	22,791	25,714
Gain on gold distributed for the redemption of Shares	590,485	828,206

Total Gain on gold	613,276	853,920

EXPENSES
Custody fees	12,142	11,244
Trustee fees	504	503
Sponsor fees	28,006	25,734
Marketing agent fees	28,006	25,734
Other expenses	6,023	5,408

Total expenses	74,681	68,623

Net Gain from Operations	$538,595	$785,297

Net Gain per Share	$1.21	$1.88

Weighted average number of Shares	445,261	417,038

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three months ended December 31, 2012 and 2011

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2012	Three Months Ended Dec-31, 2011
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$72,917	$70,378
Cash expenses paid	(72,917)	(70,378)

(Decrease) / Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$3,776,635	$4,130,878

Value of gold distributed for redemption of Shares — net of gold payable	$1,414,571	$1,776,116

(Amount in 000’s of US$)	Three Months Ended Dec-31, 2012	Three Months Ended Dec-31, 2011
RECONCILIATION OF NET GAIN FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain from Operations	$538,595	$785,297
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase)/Decrease in investment in gold	(1,709,347)	(1,789,801)
Increase/(Decrease) in gold payable	(602,591)	(520,297)
Increase/(Decrease) in liabilities	1,764	(1,755)
Increase/(Decrease) in redeemable Shares Creations	3,776,635	4,130,878
Redemptions	(2,005,056)	(2,604,322)

Net cash provided by operating activities	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the three months ended December 31, 2012

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2012
Shareholders’ Deficit - Opening Balance	$(25,292,947)
Net Gain for the period	538,595
Adjustment of Redeemable Shares to redemption value	4,922,060

Shareholders’ Deficit - Closing Balance	$(19,832,292)

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

The condensed statements of financial condition at December 31, 2012 and September 30, 2012, the condensed statements of operations and of cash flows for the three months ended December 31, 2012 and 2011 and the condensed statement of changes in shareholders’ deficit for the three months ended December 31, 2012 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of December 31, 2012 and September 30, 2012:

(Amounts in 000’s of US$)	Dec-31, 2012	Sep-30, 2012
Investment in gold - average cost	$52,435,608	$50,726,261
Unrealized gain on investment in gold	19,832,292	25,292,947

Investment in gold - market value	$72,267,900	$76,019,208

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

(Amounts in 000’s of US$)	Dec-31, 2012	Sep-30, 2012
Gold receivable	$—	$—

2.3     Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2012	Sep-30, 2012
Gold payable	$—	$602,591

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the three months ended December 31, 2012 and for the year ended September 30, 2012, are as follows:

(All amounts are in 000’s)	Three Months Ended Dec-31, 2012	Year Ended Sep-30, 2012
Number of Redeemable Shares:
Opening Balance	437,900	406,800
Creations	22,600	84,700
Redemptions	(12,200)	(53,600)

Closing Balance	448,300	437,900

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.     Significant accounting policies (continued)

(Amounts in 000’s of US$ except per Share)	Three Months Ended Dec-31, 2012	Year Ended Sep-30, 2012
Redeemable Shares:
Opening Balance	$75,389,813	$64,137,833
Creations	3,776,635	13,956,415
Redemptions	(2,005,056)	(8,456,437)
Adjustment to redemption value	(4,922,060)	5,752,002

Closing Balance	$72,239,332	$75,389,813

Redemption Value per Redeemable Share at Period End	$161.14	$172.16

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

2.6.     Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2012 or September 30, 2012.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

3.     Investment in Gold

The following represents the changes in ounces of gold and the respective values for the three months ended December 31, 2012 and for the year ended September 30, 2012:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Three Months Ended Dec-31, 2012	Year Ended Sep-30, 2012
Ounces of Gold:
Opening Balance	42,803.6	39,928.9
Creations (excluding gold receivable at December 31, 2012 - 0 and at September 30, 2012 - 0)	2,189.8	8,225.8
Redemptions (excluding gold payable at December 31, 2012 - 0 and at September 30, 2012 - 339.3)	(1,521.3)	(5,187.1)
Sales of gold	(41.9)	(164.0)

Closing Balance	43,430.2	42,803.6

Investment in Gold (lower of cost or market):
Opening Balance	$50,726,261	$42,736,696
Creations (excluding gold receivable at December 31, 2012 - $0 and at September 30, 2012 - $0)	3,776,635	13,956,415
Redemptions (excluding gold payable at December 31, 2012 - $0 and at September 30, 2012 - $602,591)	(2,017,162)	(5,783,126)
Sales of gold	(50,126)	(183,724)

Closing Balance	$52,435,608	$50,726,261

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

For the three months ended December 31, 2012, the fees payable to the Sponsor and the Marketing Agent were each reduced by $0. For the three months ended December 31, 2011, the comparable reduction in fees was $0.

Amounts Payable to Related Parties

(Amounts in 000’s of US$)	Dec-31, 2012	Sep-30, 2012
Payable to Custodian	$4,041	$3,908
Payable to Trustee	170	164
Payable to Sponsor	9,319	8,983
Payable to Marketing Agent	9,319	8,983

Accounts Payable to related parties	$22,849	$22,038

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

7.     Subsequent Events

The Trust has evaluated events subsequent to the December 31, 2012 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Share price & NAV v. gold price—November 18, 2004 to December 31, 2012

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	Three Months Ended Dec-31, 2012	Three Months Ended Dec-31, 2011
Total Gain on gold	$613,276	$853,920
Net Gain from operations	$538,595	$785,297
Net Gain per Share	$1.21	$1.88
Net cash flows from operating activities	$0	$0

The Trust’s total gain on gold for the three months ended December 31, 2012 of $613,276 is made up of a gain of $22,791 on the sale of gold to pay expenses plus a gain of $590,485 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the three months ended December 31, 2011 of $853,920 is made up of a gain of $25,714 on the sale of gold to pay expenses plus a gain of $828,206 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the three months ended December 31, 2012 and for the year ended September 30, 2012

(All amounts, except per ounce and per share, are in 000’s)	Three Months Ended Dec-31, 2012	Year Ended Sep-30, 2012
Ounces of Gold:
Opening Balance	42,803.6	39,928.9
Creations (excluding gold receivable at December 31, 2012 – 0 and at September 30, 2012 – 0)	2,189.8	8,225.8
Redemptions (excluding gold payable at December 31, 2012 – 0 and at September 30, 2012 – 339.3)	(1,521.3)	(5,187.1)
Sales of gold	(41.9)	(164.0)

Closing Balance	43,430.2	42,803.6

Gold price per ounce - London PM Fix	$1,664.00	$1,776.00

Market value of gold holdings	$72,267,900	$76,019,208

Number of Shares:
Opening Balance	437,900	406,800
Creations	22,600	84,700
Redemptions	(12,200)	(53,600)

Closing Balance	448,300	437,900

Net Asset Value per share:
Creations	$167.11	$164.77
Redemptions	$164.35	$157.77
Shares at redemption value to investors at Period End	$72,239,332	$75,389,813

Redemption Value per Redeemable Share at Period End	$161.14	$172.16

Change in Redemption Value through Period End	(4.2)%	17.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.040)%	(0.036)%

Results of Operations

In the three months ended December 31, 2012, an additional 22,600,000 Shares (226 Baskets) were created in exchange for 2,189,825 ounces of gold, 12,200,000 Shares (122 Baskets) were redeemed in exchange for 1,181,977 ounces of gold, and 41,931 ounces of gold were sold to pay expenses.

As at December 31, 2012, the Custodian held 43,430,228 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $72,267,899,816 (cost — $52,435,608,313) based on the London PM fix on December 31, 2012. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

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

Cash Resources and Liquidity

At December 31, 2012 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2008 to December 31, 2012, and is based on the London PM Fix.

Daily gold price - January 1, 2008 to December 31, 2012

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through December 31, 2012, based on the London PM Fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to March 31, 2010	$1,109.12		$1,153.00	Jan 11, 2010	$1,058.00	Feb 05, 2010	$1,115.50	Mar 31, 2010
Three months to June 30, 2010	$1,196.74		$1,261.00	Jun 28, 2010	$1,123.50	Apr 01, 2010	$1,244.00	Jun 30, 2010
Three months to September 30, 2010	$1,226.75		$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68	(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010	(2)
Three months to March 31, 2011	$1,386.27		$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)

Twelve months ended December 31, 2010	$1,225.87	(3)	$1,421.00	Nov 09, 2010	$1,058.00	Feb 05, 2010	$1,410.25	Dec 31, 2010	(2)
Twelve months ended December 31, 2011	$1,571.68	(3)	$1,895.00	Sep 05, 2011	$1,319.00	Jan 28, 2011	$1,574.50	Dec 30, 2011	(2)
Twelve months ended December 31, 2012	$1,668.93		$1,791.75	Oct 04, 2012	$1,540.00	May 30, 2012	$1,664.00	Dec 31, 2012	(2)

November 12, 2004 to December 31, 2012	$997.32	(3)	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,664.00	Dec 31, 2012	(2)

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2010, 2011 and 2012. The London AM Fix on such business days was $1,410.25, $1,574.50 and $1,664.00 respectively. The Net Asset Value of the Trust on December 31, 2010 and 2012 and December 30, 2011 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2010 and 2012, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2010 and 2012, as well as December 23rd and 30th for the period ended 2011, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2012, 8,785 Baskets (878,500,000 Shares) have been created and 4,302 Baskets (430,200,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/12 to 10/31/12	3,800,000	.09692
11/01/12 to 11/30/12	3,100,000	.09689
12/01/12 to 12/31/12	5,300,000	.09685

Total	12,200,000	.09688

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Jason Toussaint
Jason Toussaint
Chief Executive Officer
(principal executive officer)

/s/ Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date: February 5, 2013

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.