Form 10-Q
period 2013-06-30
SPDR GOLD TRUST
filed 2013-08-08
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes  ☐    No   ☒

As of August 5, 2013 the Registrant had 305,100,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition

at June 30, 2013 and September 30, 2012

(Amounts in 000’s of US$ except for share data)	Jun-30, 2013	Sep-30, 2012(1)
ASSETS
Investment in Gold(2)	$37,155,146	$50,726,261

Total Assets	$37,155,146	$50,726,261

LIABILITIES
Gold payable	$—	$602,591
Accounts payable to related parties	13,123	22,038
Accounts payable	2,127	3,954
Accrued expenses	3,065	812

Total Liabilities	18,315	629,395
Redeemable Shares:
Shares at redemption value to investors(3)	37,136,831	75,389,813
Shareholders’ Deficit	—	(25,292,947)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$37,155,146	$50,726,261

(1)	Derived from audited statement of financial condition as of September 30, 2012.

(2)	The cost of Investment in Gold at June 30, 2013 is $37,995,376 and at September 30, 2012, the market value of Investment in Gold was $76,019,208.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at June 30, 2013 was 322,400,000 and at September 30, 2012 was 437,900,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three and nine months ended June 30, 2013 and 2012

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2013	Three Months Ended Jun-30, 2012	Nine Months Ended Jun-30, 2013	Nine Months Ended Jun-30, 2012
REVENUES
Proceeds from sales of gold to pay expenses	$57,281	$70,503	$198,491	$205,954
Cost of gold sold to pay expenses	(47,545)	(50,000)	(149,113)	(137,846)

Gain on gold sold to pay expenses	9,736	20,503	49,378	68,108
Gain on gold distributed for the redemption of Shares	1,837,987	595,760	4,424,543	1,732,128
Unrealized loss on investment in gold	(840,230)	—	(840,230)	—

Total Gain on gold	1,007,493	616,263	3,633,691	1,800,236

EXPENSES
Custody fees	8,072	10,785	31,164	33,285
Trustee fees	499	497	1,496	1,497
Sponsor fees	18,158	24,718	71,252	76,265
Marketing agent fees	18,158	24,718	71,252	76,265
Other expenses	3,533	5,196	14,838	16,058

Total expenses	48,420	65,914	190,002	203,370

Net Gain from Operations	$959,073	$550,349	$3,443,689	$1,596,866

Net Gain per Share	$2.72	$1.30	$8.42	$3.79

Weighted average number of Shares	352,742	423,501	409,090	420,841

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three and nine months ended June 30, 2013 and 2012

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2013	Three Months Ended Jun-30, 2012	Nine Months Ended Jun-30, 2013	Nine Months Ended Jun-30, 2012
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$57,281	$70,503	$198,491	$205,954
Cash expenses paid	(57,281)	(70,503)	(198,491)	(205,954)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$818,837	$1,683,457	$6,034,656	$8,636,903

Value of gold distributed for redemption of shares — net of gold payable	$10,533,241	$1,318,131	$18,013,836	$3,736,129

(Amount in 000’s of US$)	Three Months Ended Jun-30, 2013	Three Months Ended Jun-30, 2012	Nine Months Ended Jun-30, 2013	Nine Months Ended Jun-30, 2012
RECONCILIATION OF NET GAIN FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Gain from Operations	$959,073	$550,349	$3,443,689	$1,596,866
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase) / Decrease in investment in gold	10,602,180	(346,461)	13,571,115	(4,273,764)
(Increase) / Decrease in gold receivable	—	—	—	—
Increase / (Decrease) in gold payable	—	108,576	(602,591)	(411,721)
Increase / (Decrease) in liabilities	(8,862)	(4,589)	(8,489)	(2,585)
Increase / (Decrease) in redeemable Shares Creations	818,837	1,683,457	6,034,656	8,636,903
Redemptions	(12,371,228)	(1,991,332)	(22,438,380)	(5,545,699)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the nine months ended June 30, 2013

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2013
Shareholders’ Deficit - Opening Balance	$(25,292,947)
Net Gain for the period	3,443,689
Adjustment of Redeemable Shares to redemption value	21,849,258

Shareholders’ Deficit - Closing Balance	$—

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

The condensed statements of financial condition at June 30, 2013 and September 30, 2012, the condensed statements of operations and of cash flows for the three and nine months ended June 30, 2013 and 2012 and the condensed statement of changes in shareholders’ deficit for the nine months ended June 30, 2013 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of June 30, 2013 and September 30, 2012:

(Amounts in 000’s of US$)	Jun-30, 2013	Sep-30, 2012
Investment in gold - average cost	$37,995,376	$50,726,261
Unrealized (loss)/gain on investment in gold	(840,230)	25,292,947

Investment in gold - market value	$37,155,146	$76,019,208

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

(Amounts in 000’s of US$)	Jun-30, 2013	Sep-30, 2012
Gold receivable	$—	$—

2.3     Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2013	Sep-30, 2012
Gold payable	$—	$602,591

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the nine months ended June 30, 2013 and for the year ended September 30, 2012, are as follows:

(All amounts are in 000’s)	Nine Months Ended Jun-30, 2013	Year Ended Sep-30, 2012
Number of Redeemable Shares:
Opening Balance	437,900	406,800
Creations	38,000	84,700
Redemptions	(153,500)	(53,600)

Closing Balance	322,400	437,900

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.     Significant accounting policies (continued)

(Amounts in 000’s of US$ except per Share)	Nine Months Ended Jun-30, 2013	Year Ended Sep-30, 2012
Redeemable Shares:
Opening Balance	$75,389,813	$64,137,833
Creations	6,034,656	13,956,415
Redemptions	(22,438,380)	(8,456,437)
Adjustment to redemption value	(21,849,258)	5,752,002

Closing Balance	$37,136,831	$75,389,813

Redemption Value per Redeemable Share at Period End	$115.19	$172.16

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

2.6.     Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2013 or September 30, 2012.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

3.     Investment in Gold

The following represents the changes in ounces of gold and the respective values for the nine months ended June 30, 2013 and for the year ended September 30, 2012:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Nine Months Ended Jun-30, 2013	Year Ended Sep-30, 2012
Ounces of Gold:
Opening Balance	42,803.6	39,928.9
Creations (excluding gold receivable at June 30, 2013 - 0 and at September 30, 2012 - 0)	3,679.5	8,225.8
Redemptions (excluding gold payable at June 30, 2013 - 0 and at September 30, 2012 - 339.3)	(15,189.2)	(5,187.1)
Sales of gold	(123.5)	(164.0)

Closing Balance	31,170.4	42,803.6

Investment in Gold (lower of cost or market):
Opening Balance	$50,726,261	$42,736,696
Creations (excluding gold receivable at June 30, 2013 - $0 and at September 30, 2012 - $0)	6,034,656	13,956,415
Redemptions (excluding gold payable at June 30, 2013 - $0 and at September 30, 2012 - $602,591)	(18,616,428)	(5,783,126)
Sales of gold	(149,113)	(183,724)
Unrealized loss on Investment in Gold	(840,230)	—

Closing Balance	$37,155,146	$50,726,261

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

For the three and nine months ended June 30, 2013, the fees payable to the Sponsor and the Marketing Agent were each reduced by $0. For the three and nine months ended June 30, 2012, the comparable reduction in fees was $0.

Amounts Payable to Related Parties

(Amounts in 000’s of US$)	Jun-30, 2013	Sep-30, 2012
Payable to Custodian	$2,360	$3,908
Payable to Trustee	165	164
Payable to Sponsor	5,299	8,983
Payable to Marketing Agent	5,299	8,983

Accounts Payable to related parties	$13,123	$22,038

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

7.     Subsequent Events

The Trust has evaluated events subsequent to the June 30, 2013 quarter end through to the date of filing of this Form 10-Q. During this period, no material disclosable subsequent events were identified.

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

Share price & NAV v. gold price from November 18, 2004 to June 30, 2013

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	Three Months Ended Jun-30, 2013	Three Months Ended Jun-30, 2012	Nine Months Ended Jun-30, 2013	Nine Months Ended Jun-30, 2012
Total Gain on gold	$1,007,493	$616,263	$3,633,691	$1,800,236
Net Gain from operations	$959,073	$550,349	$3,443,689	$1,596,866
Net Gain per Share	$2.72	$1.30	$8.42	$3.79
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended June 30, 2013 of $1,007,493 is made up of a gain of $9,736 on the sale of gold to pay expenses plus a gain of $1,837,987 on gold distributed on the redemption of Shares less an unrealized loss on investment in gold of $840,230.

The Trust’s total gain on gold for the three months ended June 30, 2012 of $616,263 was made up of a gain of $20,503 on the sale of gold to pay expenses plus a gain of $595,760 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the nine months ended June 30, 2013 of $3,633,691 is made up of a gain of $49,378 on the sale of gold to pay expenses plus a gain of $4,424,543 on gold distributed on the redemption of Shares less an unrealized loss on investment in gold of $840,230.

The Trust’s total gain on gold for the nine months ended June 30, 2012 of $1,800,236 was made up of a gain of $68,108 on the sale of gold to pay expenses plus a gain of $1,732,128 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the nine months ended June 30, 2013 and for the year ended September 30, 2012

(All amounts, except per ounce and per share, are in 000’s)	Nine Months Ended Jun-30, 2013	Year Ended Sep-30, 2012
Ounces of Gold:
Opening Balance	42,803.6	39,928.9
Creations (excluding gold receivable at June 30, 2013 – 0 and at September 30, 2012 – 0)	3,679.5	8,225.8
Redemptions (excluding gold payable at June 30, 2013 – 0 and at September 30, 2012 – 339.3)	(15,189.2)	(5,187.1)
Sales of gold	(123.5)	(164.0)

Closing Balance	31,170.4	42,803.6

Gold price per ounce - London PM Fix	$1,192.00	$1,776.00

Market value of gold holdings	$37,155,146	$76,019,208

Number of Shares:
Opening Balance	437,900	406,800
Creations	38,000	84,700
Redemptions	(153,500)	(53,600)

Closing Balance	322,400	437,900

Net Asset Value per share:
Creations	$158.81	$164.77
Redemptions	$146.18	$157.77
Shares at redemption value to investors at Period End	$37,136,831	$75,389,813

Redemption Value per Redeemable Share at Period End	$115.19	$172.16

Change in Redemption Value through Period End	(50.7)%	17.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.049)%	(0.036)%

Results of Operations

In the nine months ended June 30, 2013, an additional 38,000,000 Shares (380 Baskets) were created in exchange for 3,679,504 ounces of gold, 153,500,000 Shares (1,535 Baskets) were redeemed in exchange for 14,849,861 ounces of gold, and 123,530 ounces of gold were sold to pay expenses.

As at June 30, 2013, the Custodian held 31,170,424 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $37,155,145,681 (cost — $37,995,375,969) based on the London PM fix on June 28, 2013. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

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

Cash Resources and Liquidity

At June 30, 2013 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2008 to June 30, 2013, and is based on the London PM Fix.

Daily gold price - July 1, 2008 to June 30, 2013

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2013, based on the London PM Fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to September 30, 2010	$1,226.75		$1,307.50	Sep 29, 2010	$1,157.00	Jul 28, 2010	$1,307.00	Sep 30, 2010
Three months to December 31, 2010	$1,367.68	(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010	(2)
Three months to March 31, 2011	$1,386.27		$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013

Twelve months ended June 30, 2011	$1,368.94		$1,552.50	Jun 22, 2011	$1,157.00	Jul 28, 2010	$1,505.50	Jun 30, 2011
Twelve months ended June 30, 2012	$1,672.83		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,598.50	Jun 29, 2012
Twelve months ended June 30, 2013	$1,605.92		$1,791.75	Oct 04, 2012	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013

November 12, 2004 to June 30, 2013	$1,027.27		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,192.00	Jun 28, 2013

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2010, 2011 and 2012. The London AM Fix on such business days was $1,410.25, $1,574.50 and $1,664.00, respectively. The Net Asset Value of the Trust on December 31, 2010 and 2012 and December 30, 2011 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2010 and 2012, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2010 and 2012, as well as December 23rd and 30th for the period ended 2011, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2013, 8,939 Baskets (893,900,000 Shares) have been created and 5,715 Baskets (571,500,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/13 to 04/30/13	48,200,000	.09672
05/01/13 to 05/31/13	23,800,000	.09669
06/01/13 to 06/30/13	17,500,000	.09665

Total	89,500,000	.09670

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Kevin Feldman
Kevin Feldman
Managing Director
(principal executive officer)

/s/ Robin Lee
Robin Lee
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date: August 8, 2013

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.