Form 10-K
period 2013-09-30
SPDR GOLD TRUST
filed 2013-11-26
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 28, 2013 as reported by the NYSE Arca, Inc. on that date: $154.45.

Number of shares of the registrant’s common stock outstanding as of November 20, 2013: 286,600,000

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

•

Backed by Gold Held by the Custodian on Behalf of the Trust.    The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust’s holdings and their value based on current market prices are reported on the Trust’s website each business day. The Trustee’s arrangements with the Custodian provide that at the end of each business day there can be in the Trust account maintained by the Custodian no gold in an unallocated form. Accordingly, the Trust’s gold holdings are identified on the Custodian’s books as the property of the Trust and held in London.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2013, a publication of Thompson Reuters GFMS Limited, or GFMS, an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 174,100 tonnes (approximately 5.6 billion ounces) at the end of 2012. These stocks have increased by approximately 2.0% per year on average for the 10 years ended December 2012. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

World Gold Supply and Demand (2008 – 2012)

The following table sets forth a summary of the world gold supply and demand for the last 5 years. It is based on information reported in the Thomson Reuters GFMS Gold Survey 2013.

World Gold Supply and Demand, 2008-2012

	2008	2009	2010	2011	2012
Mine production	2,430	2,612	2,739	2,838	2,861
Official sector sales	235	34	-	-	-
Old gold scrap	1,350	1,735	1,723	1,669	1,616
Net producer hedging	(357)	(234)	(108)	11	(40)
Total reported supply [1]	3,658	4,147	4,354	4,518	4,437
Gold fabrication in carat jewellery	2,304	1,816	2,020	1,975	1,893
Gold fabrication in electronics	311	275	326	320	285
Gold fabrication in other industrial & decorative applications	95	82	91	89	84
Gold fabrication in dentistry	56	53	48	43	39
Official sector purchases	0	0	77	457	532
Bar & Coin Retail investment [4]	884	791	1,187	1,530	1,311
Investment in Exchange Traded Funds and related products [2]	321	623	382	185	279
Total identifiable demand [1]	3,971	3,640	4,131	4,599	4,423
Supply less demand [3]	(313)	507	223	(81)	14

(1)	Figures may not add due to independent rounding.

(2)	Including Gold Bullion Securities (LSE and ASX), SPDR Gold Shares, NewGold Gold Debentures, Central Fund of Canada and Central Gold Trust, iShares Comex Gold Trust, ZKB Gold ETF, Goldist, ETF Securities, ETFS Physical Gold, Xetra-Gold, Julius Baer, Claymore Gold Bullion ETF, ETFS Swiss Gold, Sprott Physical Gold, Dubai DGX, ETFS Precious Metals Basket Trust, Mitsubishi Tokyo, ETFS Asian Gold Trust, Claymore Gold Bullion ETF (Non-Hedged), DB Physical Gold ETC (EUR), DB Euro Hedged, DB Physical Gold ETC, DB Physical Gold SGD Hedged ETC, DB Physical gold GBP hedged ETC, Source Physical Gold ETC, iShares Physical Gold Bullion Fund, Indian ETF’s and Royal Canadian Mint.

(3)	This is the residual from combining all the other data in the table. The residual results from the fact that there is no reliable methodology for measuring all elements of gold supply and demand. It includes net institutional investment other than that in Exchange Traded Funds and similar products, movements in stocks and other elements together with any residual error.

(4)	Bar & Coin retail investment include physical bars, official coins, imitation coins and medals.

Source: Thomson Reuters GFMS Gold Survey 2013

Sources of Gold Supply

Based on data from the GFMS Gold Survey 2013, gold supply averaged 4,223 tonnes (one metric tonne is equivalent to 1,000 kilograms or 32,150.7465 troy ounces) per year between 2008 and 2012. Sources of gold supply include both mine production and the recycling or mobilizing of existing above-ground stocks. The largest portion of gold supplied into the market generally comes from gold mine production, which averaged approximately 2,696 tonnes per year from 2008 through 2012. The second largest source of annual gold supply is from recycled gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold; recycled gold averaged approximately 1,619 tonnes annually for the period 2008 through 2012.

Official sector sales (including central banks and supranational organizations activity) outstripped purchases in the period from 1989 to 2009, creating additional net supply of gold into the marketplace. Between 2007 and 2009, official sector annual net sales averaged 251 tonnes. In recent years, however, the pace of net sales slowed sharply and, since the second quarter of 2009, the official sector has been a net buyer of gold. The year 2012 marked the third full year in more than two decades that the official sector had become a net buyer, with purchases averaging 355 tonnes for the three years ended 2012. The prominence given by market commentators to this activity coupled with total amount of gold held by the official sector, has resulted in this area being one of the more visible shifts in the gold market.

Sources of Gold Demand

Based on data from the GFMS Gold Survey 2013, identifiable demand for gold (which excludes over-the-counter transactions) averaged 4,153 tonnes per year between 2008 and 2012. Gold demand generally comes from three sources: jewelry, investment, and industry (including medical applications). The primary source of demand comes from jewelry, which accounted for 48% of the identifiable demand for the period from 2008 through 2012. Identifiable investment demand accounted for 36% of total demand, industry applications accounted for 11% and the remaining 5% of demand was from official sector buying. While jewelry remains the largest component of demand, which represented just over 2,300 tonnes or 58% of total identifiable demand in 2008, it decreased over 400 tonnes to just under 2,000 tonnes or 43% of identifiable demand in 2012, and its share has decreased over recent years in favor of investment demand, due in part to the financial crisis. Identifiable investment demand which includes bars & coins, as well as, exchange traded funds, has increased from just over 1,200 tonnes in 2008 to just under 1,600 tonnes in 2012. This represents a shift in demand from 30% of identifiable demand in 2008 to 36% in 2012. Additionally, 2012 marked the third consecutive year the official sector became a net purchaser of gold for first time in over two decades.

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

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the eleven market-making members of the London Bullion Market Association, or LBMA, a trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: The Bank of Nova Scotia—ScotiaMocatta, Barclays Bank PLC, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA, N.A., JPMorgan Chase Bank, Mitsui & Co Precious Metals Inc., Merrill Lynch International Bank Limited, Société Générale and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of 1 kilogram or less. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the eleven market-making members of the LBMA, six offer clearing services. There are 64 full members, including the market-making members, plus a number of associate members around the world. The information about LBMA members in this report is as of October 11, 2013. These numbers may change from time to time as new members are added and existing members drop out.

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

Formal participation in the London fix is traditionally limited to five members, each of which is a bullion dealer and a member of the LBMA. The chairmanship rotates annually among the five member firms. The fix takes place by telephone and the five member firms no longer meet face-to-face as was previously the case. The morning session of the fix starts at 10:30 AM London time and the afternoon session starts at 3:00 PM London time. The current members of the gold fixing are Bank of Nova Scotia –ScotiaMocatta, Barclays Bank plc, Deutsche Bank AG, HSBC Bank USA, N.A., and Société Générale. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the five gold fixing members.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2013, and is based on the London PM fix.

Daily gold price - November 18, 2004 to September 30, 2013

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

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid
$86,152,409 for its services during the year ended September 30, 2013.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2,000,000 per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $2,000,000 for its services during the year ended September 30, 2013.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended, or the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $37,837,654 for its services during the year ended September 30, 2013.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $86,152,409 for its services during the year ended September 30, 2013. Other marketing costs in the year ended September 30, 2013 were $14,661,115.

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

For the years ended September 30, 2013, 2012 and 2011 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were each reduced by $0, $0 and $6,865 respectively.

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

The administration fees of the Trust were $2,940,019 in the year ended September 30, 2013. These fees include the following: (1) SEC registration fees and other regulatory fees of $1,079,386; (2) legal fees of $513,253; (3) audit and quarterly review fees of $498,861; (4) internal and external auditor fees in respect of Sarbanes-Oxley compliance of $312,415; (5) printing fees of $284,311; and (6) other costs of $251,793. Investors should be aware that administration fees are likely to increase over time due to increases in the fees of service providers to the Trust.

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

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course), (2) calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. In addition, the Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. During the year ended September 30, 2013, the Trustee visited the premises of the custodian twice in the quarters ended March 31, 2013 and September 30, 2013.

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

The sublicense agreement will expire upon the expiration or termination of the earlier of (i) the Marketing Agent Agreement or (ii) the SPDR® Trademark License Agreement. Either party may terminate the sublicense agreement prior to such term if the other party materially breaches the license agreement and fails to cure such breach within 30 days following written notice of such breach from the non-breaching party. The sublicense agreement contains customary representations, warranties and covenants. In addition, the Sponsor, the WGC, the Marketing Agent and State Street Corporation have agreed to indemnify each other for breaches of their respective representations, warranties and covenants.

The Custodian

HSBC serves as the Custodian of the Trust’s gold. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC’s London custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the U.S. federal banking authorities, HSBC’s London custodian operations are subject to supervision by the Financial Conduct Authority.

The global parent company of HSBC is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had $183 billion in regulatory capital resources as of June 30, 2013.

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

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the three years ended September 30, 2013, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual U.S. taxpayer are generally the same as those at which ordinary income is taxed.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended, or ERISA, and Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA or the Code, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt “prohibited transaction” with a “party in interest” or “disqualified person,” as described in section 406 of ERISA or Section 4975 of the Code, as applicable, (3) the Plan’s funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

The Shares constitute “publicly-offered securities” as defined in Department of Labor Regulations § 2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not an interest in the underlying gold bullion held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. See also “United States Federal Tax Consequences—Investment by Certain Retirement Plans.”

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

The liquidity of the Shares may be affected by the withdrawal of Authorized Participants.

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

The Custodian is responsible for the safekeeping of the Trust’s gold bullion that the Custodian allocates to the Trust in connection with the creation of Baskets by Authorized Participants. The Custodian also facilitates the transfer of gold in and out of the Trust through unallocated gold accounts it maintains for Authorized Participants and the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is subject to general banking regulations by U.S. regulators and is generally regulated in the U.K. by the Financial Conduct Authority, such regulations do not directly cover the Custodian’s gold bullion custody operations in the U.K. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold secure.

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

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2013 and 2012.

	High	Low
Fiscal Year Ended September 30, 2013:
Quarter Ended
December 31, 2012	$173.61	$159.71
March 31, 2013	$163.67	$151.41
June 30, 2013	$154.67	$115.92
September 30, 2013	$136.72	$118.09

	High	Low
Fiscal Year Ended September 30, 2012:
Quarter Ended
December 31, 2011	$174.98	$150.34
March 31, 2012	$173.49	$155.92
June 30, 2012	$162.94	$149.46
September 30, 2012	$172.36	$152.15

The number of shareholders of record of the Trust as of October 31, 2013 was approximately 214.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
May 2013	$142.46	$131.07
June 2013	$136.53	$115.92
July 2013	$129.71	$118.09
August 2013	$136.72	$123.97
September 2013	$136.42	$126.45
October 2013	$130.56	$122.60
November 2013 (through November 20, 2013)	$127.70	$120.09

b) Not applicable

c)	Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 1,874 Baskets (187,400,000 Shares) during the year ended September 30, 2013, including 339 Baskets (33,900,000 Shares) for the three months ended September 30, 2013 as set forth in the table below.

Period	Total number of shares redeemed	Average ounces of gold per share
7/1/13 to 7/31/13	16,400,000	0.09663
8/1/13 to 8/31/13	9,700,000	0.09660
9/1/13 to 9/30/13	7,800,000	0.09655

TOTAL	33,900,000	0.09660

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

(Amounts in 000’s of US$)	Year ended Sept 30, 2013	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010	Year ended Sept 30, 2009
Total gain on gold	$4,735,252	$2,678,980	$7,579,013	$1,385,254	$508,473
Net gain from operations	$4,505,517	$2,407,207	$7,340,281	$1,208,132	$394,863
Net cash flows from operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

(Amounts, except per share, are in 000’s of US$)	Year ended Sept 30, 2013	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010	Year ended Sept 30, 2009
REVENUES
Proceeds from sales of gold to pay expenses	$241,124	$271,687	$230,696	$170,598	$108,235
Cost of gold sold to pay expenses	(188,717)	(183,724)	(147,576)	(124,764)	(93,494)

Gain on gold sold to pay expenses	52,407	87,963	83,120	45,834	14,741
Gain on gold distributed for the redemption of shares	4,682,845	2,591,017	7,495,893	1,339,420	493,732

Total gain on gold	4,735,252	2,678,980	7,579,013	1,385,254	508,473

EXPENSES
Custody fees	37,838	44,468	39,054	29,030	18,863
Trustee fees	2,000	2,000	2,000	2,000	2,000
Sponsor fees	86,152	101,916	89,517	66,249	41,946
Marketing agent fees	86,152	101,916	89,517	66,249	41,946
Other expenses	17,593	21,473	18,644	13,594	8,855

Total expenses	229,735	271,773	238,732	177,122	113,610

Net gain from operations	$4,505,517	$2,407,207	$7,340,281	$1,208,132	$394,863

Net gain per share	$11.75	$5.71	$17.87	$3.10	$1.24

Weighted average number of shares	383,416	421,629	410,730	389,968	319,348

Statements of Condition Data:

(Amounts in 000’s of US$, except for share data)	Sept 30, 2013	Sept 30, 2012	Sept 30, 2011	Sept 30, 2010	Sept 30, 2009
ASSETS
Investment in gold, at cost(1)	$35,812,777	$50,726,261	$42,736,696	$37,736,064	$28,463,669
Gold receivable	—	—	—	255,409	39,068

Total Assets	$35,812,777	$50,726,261	$42,736,696	$37,991,473	$28,502,737

LIABILITIES
Gold payable	$153,680	$602,591	$520,297	$76,622	$—
Other liabilities	15,414	26,804	26,718	18,682	12,157

Total Liabilities	169,094	629,395	547,015	95,304	12,157

Redeemable Shares:
Shares at redemption value to investors(2)	38,623,537	75,389,813	64,137,833	54,809,779	35,054,043
Shareholders’ Deficit	(2,979,854)	(25,292,947)	(21,948,152)	(16,913,610)	(6,563,463)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$35,812,777	$50,726,261	$42,736,696	$37,991,473	$28,502,737

(1)	The market value of Investment in Gold was $38,792,631 at September 30, 2013, $76,019,208 at September 30, 2012, $64,684,848 at September 30, 2011, $54,649,674 at September 30, 2010, and $35,027,132 at September 30, 2009.

(2)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 301,600,000 at September 30, 2013; 437,900,000 at September 30, 2012; 406,800,000 at September 30, 2011; 429,200,000 at September 30, 2010; and 358,900,000 at September 30, 2009.

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

Share price & NAV v. gold price — November 18, 2004 to September 30, 2013

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains on the Trust’s gold holdings at September 30, 2013 and 2012:

(Amount in 000’s of US$)	Sept 30, 2013	Sept 30, 2012

Investment in gold – average cost	$35,812,777	$50,726,261
Unrealized gain on investment in gold	2,979,854	25,292,947

Investment in gold – market value	$38,792,631	$76,019,208

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

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, except per share, are in 000’s of US$)	For the year ended Sept 30, 2013	For the year ended Sept 30, 2012	For the year ended Sept 30, 2011
Total gain on gold	$4,735,252	$2,678,980	$7,579,013
Net gain from operations	$4,505,517	$2,407,207	$7,340,281
Net cash flows from operating activities	$—	$—	$—

The Trust’s total gain on gold for the year ended September 30, 2013 of $4,735,252 is made up of a gain of $52,407 on the sale of gold to pay expenses plus a gain of $4,682,845 on gold distributed on the redemption of shares.

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

Selected Supplemental Data

(Amounts in 000’s of US$, except for per ounce and per share data)	Sept 30, 2013	Sept 30, 2012	Sept 30, 2011
Ounces of Gold:
Opening balance	42,803.6	39,928.9	41,813.1
Creations (excluding gold receivable at September 30, 2013 – 0, September 30, 2012 – 0, and at September 30, 2011 – 0)	4,944.8	8,225.8	11,463.0
Redemptions (excluding gold payable at September 30, 2013 – 115.9, September 30, 2012 – 339.3, and at September 30, 2011 – 321.2)	(18,348.0)	(5,187.1)	(13,192.2)
Sales of gold	(156.0)	(164.0)	(155.0)

Closing balance	29,244.4	42,803.6	39,928.9

Gold price per ounce – London PM fix	$1,326.50	$1,776.00	$1,620.00

Market value of gold holdings	$38,792,631	$76,019,208	$64,684,848

Number of Shares:
Opening balance	437,900	406,800	429,200
Creations	51,100	84,700	115,600
Redemptions	(187,400)	(53,600)	(138,000)

Closing balance	301,600	437,900	406,800

Net Asset Value per share:
Creations	$151.36	$164.77	$151.57
Redemptions	$142.44	$157.77	$149.04
Shares at redemption value to investors at year end	$38,623,537	$75,389,813	$64,137,833

Redemption value per redeemable share at year end	$128.06	$172.16	$157.66

Change in redemption value over the period	(48.8)%	17.5%	17.0%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.040)%	(0.036)%	(0.042)%

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 shares (3 Baskets). Trading in the shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2013 an additional 51,100,000 shares, (511 Baskets), were created in exchange for 4,944,778 ounces of gold, and 187,400,000 shares (1,874 Baskets) were redeemed in exchange for 18,124,617 ounces of gold, including 115,854 ounces of gold payable, and 155,973 ounces of gold were sold to pay expenses. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not issue shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2013, the amount of gold owned by the Trust was 29,128,497 ounces, with a market value of $38,638,951,541 (cost — $35,659,096,983), including gold payable of 115,854 ounces with a market value of $153,680,251, based on the London PM fix on September 30, 2013 (in accordance with the Trust Indenture).

As at September 30, 2013, the Custodian held 29,244,351 ounces of gold in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars excluding gold payable, with a market value of $38,792,631,793 (cost — $35,812,777,235). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 115,854 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

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

As at September 30, 2013, Inspectorate International Limited concluded the annual full count of the Trust’s gold bullion held by the Custodian. The results can be found on www.spdrgoldshares.com

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2013, 2012 and 2011. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2013, 2012 and 2011 was the same as those expenses, resulting in a zero cash balance at September 30, 2013, 2012 and 2011.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2013 and 2012 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price Of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2007 to September 30, 2013, and is based on the London PM fix.

Daily gold price - October 1, 2007 to September 30, 2013

During the year between October 1, 2012 and September 30, 2013, the gold price based on the London PM fix traded between $1,791.75 per ounce (October 4, 2012) and $1,192.00 (June 28, 2013), and the average was $1,522.43.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2013, 2012 and 2011, and for the period from the inception of the Trust until September 30, 2013, based on the London PM fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to December 31, 2010	$1,367.68	(3)	$1,421.00	Nov 09, 2010	$1,313.50	Oct 04, 2010	$1,410.25	Dec 31, 2010	(2)
Three months to March 31, 2011	$1,386.27		$1,447.00	Mar 24, 2011	$1,319.00	Jan 28, 2011	$1,439.00	Mar 31, 2011
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Twelve months ended September 30, 2011	$1,491.55		$1,895.00	Sep 05, 2011	$1,313.50	Oct 04, 2010	$1,620.00	Sep 30, 2011
Twelve months ended September 30, 2012	$1,659.94		$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,776.00	Sep 28, 2012
Twelve months ended September 30, 2013	$1,522.43		$1,791.75	Oct 04, 2012	$1,192.00	Jun 28, 2013	$1,326.50	Sept 30, 2013
November 12, 2004 (the inception of the Trust) to September 30, 2013	$1,035.93		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,326.50	Sep 30, 2013

(1)	The end of period gold price is the London PM fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM fix on December 31, 2010, 2011 and 2012. The London AM fix on the last business day of each of these years was $1,410.25, $1,574.50 and $1,664.00 respectively. The Net Asset Value of the Trust on December 31, 2010 and 2011 and December 30, 2012 was calculated using the London AM fix, in accordance with the Trust Indenture.

(3)	There was no London PM fix for both December 24th and December 31st for the periods ended 2010 and 2012, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2010 and 2012, as well as December 23rd and 30th for the period ended 2011 was calculated using the London AM fix.

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

Item 8.    Financial Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended September 30, 2013

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year Ended Sep-30, 2013
	Dec-31, 2012	Mar-31, 2013	Jun-30, 2013	Sep-30, 2013
REVENUES
Proceeds from sales of gold to pay expenses	$72,917	$68,293	$57,281	$42,633	$241,124
Cost of gold sold to pay expenses	(50,126)	(51,442)	(47,545)	(39,604)	(188,717)

Gain on gold sold to pay expenses	22,791	16,851	9,736	3,029	52,407
Gain on gold distributed for the redemption of shares	590,485	1,996,071	1,837,987	258,302	4,682,845
Unrealized gain (loss) on investment in gold	—	—	(840,230)	840,230	—

Total gain on gold	613,276	2,012,922	1,007,493	1,101,561	4,735,252

EXPENSES
Custody fees	12,142	10,950	8,072	6,674	37,838
Trustee fees	504	493	499	504	2,000
Sponsor fees	28,006	25,088	18,158	14,900	86,152
Marketing agent fees	28,006	25,088	18,158	14,900	86,152
Other expenses	6,023	5,282	3,533	2,755	17,593

Total expenses	74,681	66,901	48,420	39,733	229,735

Net gain from operations	$538,595	$1,946,021	$959,073	$1,061,828	$4,505,517

Net gain per share	$1.21	$4.54	$2.72	$3.46	$11.75

Weighted average number of shares	445,261	429,089	352,742	307,234	383,416

Fiscal Period Ended September 30, 2012

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year Ended Sep-30, 2012
	Dec-31, 2011	Mar-31, 2012	Jun-30, 2012	Sep-30, 2012
REVENUES
Proceeds from sales of gold to pay expenses	$70,378	$65,073	$70,503	$65,733	$271,687
Cost of gold sold to pay expenses	(44,664)	(43,182)	(50,000)	(45,878)	(183,724)

Gain on gold sold to pay expenses	25,714	21,891	20,503	19,855	87,963
Gain on gold distributed for the redemption of shares	828,206	308,162	595,760	858,889	2,591,017

Total gain on gold	853,920	330,053	616,263	878,744	2,678,980

EXPENSES
Custody fees	11,244	11,256	10,785	11,183	44,468
Trustee fees	503	497	497	503	2,000
Sponsor fees	25,734	25,813	24,718	25,651	101,916
Marketing agent fees	25,734	25,813	24,718	25,651	101,916
Other expenses	5,408	5,454	5,196	5,415	21,473

Total expenses	68,623	68,833	65,914	68,403	271,773

Net gain from operations	$785,297	$261,220	$550,349	$810,341	$2,407,207

Net gain per share	$1.88	$0.62	$1.30	$1.91	$5.71

Weighted average number of shares	417,038	422,024	423,501	423,977	421,629

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changesin and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2013.

Item 9A.    Controlsand Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Managing Director (principal executive officer) and Chief Financial Officer of the Sponsor, and to the audit committee of the Sponsor’s parent, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Managing Director and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Managing Director and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2013, the Trust’s disclosure controls and procedures were effective.

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

The Managing Director and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2013. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Managing Director and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2013.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2013 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2013.

November 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the

SPDR® Gold Trust

New York, New York

We have audited SPDR® Gold Trust’s (the “Trust”) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust’s Sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of condition of the Trust as of September 30, 2013 and September 30, 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the three-year period ended September 30, 2013, and our report dated November 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November  26, 2013

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended September 30, 2013 and 2012 were:

	Years Ended September 30
	2013	2012
Audit fees	$259,000	$259,000
Audit-related fees	239,861	226,709

Total	$498,861	$485,709

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Historically, including for the fiscal year ended September 30, 2013, such determinations were made by the Sponsor and the audit committee of World Gold Council. On January 24, 2013, the Sponsor established a board of directors and audit committee. The audit committee of the Sponsor will make such determinations in the future.

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

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the

SPDR®  Gold Trust

New York, New York

We have audited the accompanying statements of condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2013 and 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the three-year period ended September 30, 2013. These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2013, expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 26, 2013

SPDR® GOLD TRUST

Statements of Condition

at September 30, 2013 and 2012

(Amounts in 000’s of US$ except for share data)	Sept 30, 2013	Sept 30, 2012
ASSETS
Investment in gold, at cost(1)	$35,812,777	$50,726,261

Total Assets	$35,812,777	$50,726,261

LIABILITIES
Gold payable	$153,680	$602,591
Accounts payable to related parties	12,133	22,038
Accounts payable	2,136	3,954
Accrued expenses	1,145	812

Total Liabilities	169,094	629,395

Redeemable Shares:
Shares at redemption value to investors(2)	38,623,537	75,389,813

Shareholders’ Deficit	(2,979,854)	(25,292,947)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$35,812,777	$50,726,261

(1)	The market value of Investment in Gold at September 30, 2013 is $38,792,631 and at September 30, 2012 is $76,019,208.

(2)	Authorized share capital is unlimited and shares par value is $0.00. Shares issued and outstanding at September 30, 2013 is 301,600,000 and at September 30, 2012 is 437,900,000.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2013, 2012 and 2011

(Amounts in 000’s of US$ except for share and per share data)	Year ended Sept 30, 2013	Year ended Sept 30, 2012	Year ended Sept 30, 2011
REVENUES
Proceeds from sales of gold to pay expenses	$241,124	$271,687	$230,696
Cost of gold sold to pay expenses	(188,717)	(183,724)	(147,576)

Gain on gold sold to pay expenses	52,407	87,963	83,120
Gain on gold distributed for the redemption of shares	4,682,845	2,591,017	7,495,893

Total gain on gold	4,735,252	2,678,980	7,579,013

EXPENSES
Custody fees	37,838	44,468	39,054
Trustee fees	2,000	2,000	2,000
Sponsor fees	86,152	101,916	89,517
Marketing agent fees	86,152	101,916	89,517
Other expenses	17,593	21,473	18,644

Total expenses	229,735	271,773	238,732

Net gain from operations	$4,505,517	$2,407,207	$7,340,281

Net gain per share	$11.75	$5.71	$17.87

Weighted average number of shares	383,416	421,629	410,730

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flow

For the years ended September 30, 2013, 2012 and 2011

(Amounts in 000’s of US$)	Year ended Sept 30, 2013	Year ended Sept 30, 2012	Year ended Sept 30, 2011
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$241,124	$271,687	$230,696
Cash expenses paid	(241,124)	(271,687)	(230,696)

Increase/(decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares – net of gold receivable	$7,734,465	$13,956,415	$17,521,097

Value of gold distributed for redemption of shares – net of gold payable	$21,868,493	$5,464,923	$12,729,649

(Amounts in 000’s of US$)	Year ended Sept 30, 2013	Year ended Sept 30, 2012	Year ended Sept 30, 2011
RECONCILIATION OF NET GAIN/(LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain/(loss) from operations	$4,505,517	$2,407,207	$7,340,281
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase)/decrease in investment in gold	14,913,484	(7,989,565)	(5,000,632)
(Increase)/decrease in gold receivable	—	—	255,409
Increase/(decrease) in gold payable	(448,911)	82,294	443,675
Increase/(decrease) in liabilities	(11,390)	86	8,036
Increase/(decrease) in redeemable shares
Creations	7,734,465	13,956,415	17,521,097
Redemptions	(26,693,165)	(8,456,437)	(20,567,866)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended September 30, 2013, 2012 and 2011

(Amounts in 000’s of US$)	Sept 30, 2013	Sept 30, 2012	Sept 30, 2011
Shareholders’ deficit – opening balance	$(25,292,947)	$(21,948,152)	$(16,913,610)
Net gain from operations	4,505,517	2,407,207	7,340,281
Adjustment of redeemable shares to redemption value	17,807,576	(5,752,002)	(12,374,823)

Shareholders’ deficit – closing balance	$(2,979,854)	$(25,292,947)	$(21,948,152)

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

The table below summarizes the impact of unrealized gains on the Trust’s gold holdings as of September 30, 2013 and 2012:

(Amounts in 000’s of US$)	Sept 30, 2013	Sept 30, 2012
Investment in gold – average cost	$35,812,777	$50,726,261
Unrealized gain on investment in gold	2,979,854	25,292,947

Investment in gold – market value	$38,792,631	$76,019,208

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

(Amounts in 000’s of US$)	Sept 30, 2013	Sept 30, 2012
Gold receivable	$0	$0

SPDR® GOLD TRUST

Notes to the Financial Statements

2.3    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three days of the trade date.

(Amounts in 000’s of US$)	Sept 30, 2013	Sept 30, 2012
Gold payable	$153,680	$602,591

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

As the Shares of the Trust are redeemable at the option of the Authorized Participants only in Baskets, the Trust has classified the Shares as Redeemable Shares on the Statements of Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the years ended September 30, 2013, 2012 and 2011 are as follows:

(Amounts in 000’s)	Sept 30, 2013	Sept 30, 2012	Sept 30, 2011
Number of Redeemable Shares:
Opening balance	437,900	406,800	429,200
Creations	51,100	84,700	115,600
Redemptions	(187,400)	(53,600)	(138,000)

Closing balance	301,600	437,900	406,800

(Amounts in 000’s of US$ except for per share data)	Sept 30, 2013	Sept 30, 2012	Sept 30, 2011
Redeemable Shares:
Opening balance	$75,389,813	$64,137,833	$54,809,779
Creations	7,734,465	13,956,415	17,521,097
Redemptions	(26,693,165)	(8,456,437)	(20,567,866)
Adjustment to redemption value	(17,807,576)	5,752,002	12,374,823

Closing balance	38,623,537	$75,389,813	$64,137,833

Redemption value per redeemable share at period end	$128.06	$172.16	$157.66

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

2.6    Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2013 or 2012.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the years ended September 30, 2013, 2012 and 2011:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Sept 30, 2013	Sept 30, 2012	Sept 30, 2011
Ounces of Gold:
Opening balance	42,803.6	39,928.9	41,813.1
Creations (excluding gold receivable at September 30, 2013 – 0, at September 30, 2012 – 0 and at September 30, 2011 – 0)	4,944.8	8,225.8	11,463.0
Redemptions (excluding gold payable at September 30, 2013 – 115.9, at September 30, 2012 – 339.3 and at September 30, 2011 – 321.2)	(18,348.0)	(5,187.1)	(13,192.2)
Sales of gold	(156.0)	(164.0)	(155.0)

Closing balance	29,244.4	42,803.6	39,928.9

Investment in Gold (lower of cost or market):
Opening balance	$50,726,261	$42,736,696	$37,736,064
Creations (excluding gold receivable at September 30, 2013 – $0, at September 30, 2012 – $0, and at September 30, 2011 – $0)	7,734,465	13,956,415	17,776,506
Redemptions (excluding gold payable at September 30, 2013 – $ 153,680, September 30, 2012 – $602,591, and at September 30, 2011 – $520,297)	(22,459,232)	(5,783,126)	(12,628,298)
Sales of gold	(188,717)	(183,724)	(147,576)

Closing balance	$35,812,777	$50,726,261	$42,736,696

SPDR® GOLD TRUST

Notes to the Financial Statements

4    Quarterly Statements of Operations

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year to Sep-30, 2013
	Dec-31, 2012	Mar-31, 2013	Jun-30, 2013	Sep-30, 2013
REVENUES
Proceeds from sales of gold to pay expenses	$72,917	$68,293	$57,281	$42,633	$241,124
Cost of gold sold to pay expenses	(50,126)	(51,442)	(47,545)	(39,604)	(188,717)

Gain on gold sold to pay expenses	22,791	16,851	9,736	3,029	52,407
Gain on gold distributed for the redemption of shares	590,485	1,996,071	1,837,987	258,302	4,682,845
Unrealized gain/(loss) on investment in gold	—	—	(840,230)	840,230	—

Total gain on gold	613,276	2,012,922	1,007,493	1,101,561	4,735,252

EXPENSES
Custody fees	12,142	10,950	8,072	6,674	37,838
Trustee fees	504	493	499	504	2,000
Sponsor fees	28,006	25,088	18,158	14,900	86,152
Marketing agent fees	28,006	25,088	18,158	14,900	86,152
Other expenses	6,023	5,282	3,533	2,755	17,593

Total expenses	74,681	66,901	48,420	39,733	229,735

Net gain from operations	$538,595	$1,946,021	$959,073	$1,061,828	$4,505,517

Net gain per share	$1.21	$4.54	$2.72	$3.46	$11.75

Weighted average number of shares	445,261	429,089	352,742	307,234	383,416

SPDR® GOLD TRUST

Notes to the Financial Statements

4    Quarterly Statements of Operations (continued)

Fiscal Period Ended September 30, 2012

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year Ended Sep-30, 2012
	Dec-31, 2011	Mar-31, 2012	Jun-30, 2012	Sep-30, 2012
REVENUES
Proceeds from sales of gold to pay expenses	$70,378	$65,073	$70,503	$65,733	$271,687
Cost of gold sold to pay expenses	(44,664)	(43,182)	(50,000)	(45,878)	(183,724)

Gain on gold sold to pay expenses	25,714	21,891	20,503	19,855	87,963
Gain on gold distributed for the redemption of shares	828,206	308,162	595,760	858,889	2,591,017

Total gain on gold	853,920	330,053	616,263	878,744	2,678,980

EXPENSES
Custody fees	11,244	11,256	10,785	11,183	44,468
Trustee fees	503	497	497	503	2,000
Sponsor fees	25,734	25,813	24,718	25,651	101,916
Marketing agent fees	25,734	25,813	24,718	25,651	101,916
Other expenses	5,408	5,454	5,196	5,415	21,473

Total expenses	68,623	68,833	65,914	68,403	271,773

Net gain from operations	$785,297	$261,220	$550,349	$810,341	$2,407,207

Net gain per share	$1.88	$0.62	$1.30	$1.91	$5.71

Weighted average number of shares	417,038	422,024	423,501	423,977	421,629

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

For the years ended September 30, 2013, 2012 and 2011 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were each reduced by $0, $0, and $6,865 respectively.

Amounts Payable to Related Parties

(Amounts in 000’s of US$)	Sept 30, 2013	Sept 30, 2012
Payable to custodian	$2,190	$3,908
Payable to trustee	165	164
Payable to sponsor	4,889	8,983
Payable to marketing agent	4,889	8,983

Accounts payable to related parties	$12,133	$22,038

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

Date: November 26, 2013

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.