Form 10-Q
period 2014-03-31
SPDR GOLD TRUST
filed 2014-05-09
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes  ☐    No   ☒

As of May 5, 2014 the Registrant had 261,200,000 Shares outstanding.

SPDR® GOLD TRUST

i

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition

at March 31, 2014 and September 30, 2013

(Amounts in 000’s of US$ except for share data)	Mar-31, 2014	Sep-30, 2013(1)
ASSETS
Investment in Gold(2)	$32,336,863	$35,812,777

Total Assets	$32,336,863	$35,812,777

LIABILITIES
Gold payable	$161,796	$153,680
Accounts payable to related parties	11,059	12,133
Accounts payable	476	2,136
Accrued expenses	3,191	1,145

Total Liabilities	176,522	169,094
Redeemable Shares:
Shares at redemption value to investors(3)	33,753,176	38,623,537
Shareholders’ Deficit	(1,592,835)	(2,979,854)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$32,336,863	$35,812,777

(1)	Derived from audited statement of financial condition as of September 30, 2013.

(2)	The market value of Investment in Gold at March 31, 2014 is $33,929,698 and at September 30, 2013 was $38,792,631.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at March 31, 2014 was 271,200,000 and at September 30, 2013 was 301,600,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three and six months ended March 31, 2014 and 2013

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2014	Three Months Ended Mar-31, 2013	Six Months Ended Mar-31, 2014	Six Months Ended Mar-31, 2013
REVENUES
Proceeds from sales of gold to pay expenses	$30,862	$68,293	$68,851	$141,210
Cost of gold sold to pay expenses	(28,838)	(51,442)	(65,627)	(101,568)

Gain on gold sold to pay expenses	2,024	16,851	3,224	39,642
Gain on gold distributed for the redemption of Shares	90,573	1,996,071	226,480	2,586,556
Unrealized gain/ (loss) on investment in gold	603,341	—	—	—

Total Gain on gold	695,938	2,012,922	229,704	2,626,198

EXPENSES
Custody fees	5,575	10,950	11,555	23,092
Trustee fees	493	493	997	997
Sponsor fees	12,316	25,088	25,561	53,094
Marketing agent fees	12,316	25,088	25,561	53,094
Other expenses	2,142	5,282	4,488	11,305

Total expenses	32,842	66,901	68,162	141,582

Net Gain from Operations	$663,096	$1,946,021	$161,542	$2,484,616

Net Gain per Share	$2.48	$4.54	$0.58	$5.68

Weighted average number of Shares	267,259	429,089	276,253	437,264

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three and six months ended March 31, 2014 and 2013

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2014	Three Months Ended Mar-31, 2013	Six Months Ended Mar-31, 2014	Six Months Ended Mar-31, 2013
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$30,862	$68,293	$68,851	$141,210
Cash expenses paid	(30,862)	(68,293)	(68,851)	(141,210)

(Decrease) / Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$2,398,426	$1,439,184	$3,225,587	$5,215,819

Value of gold distributed for redemption of shares — net of gold payable	$1,714,774	$6,066,024	$6,489,826	$7,480,595

(Amount in 000’s of US$)	Three Months Ended Mar-31, 2014	Three Months Ended Mar-31, 2013	Six Months Ended Mar-31, 2014	Six Months Ended Mar-31, 2013
RECONCILIATION OF NET (LOSS)/GAIN FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net (Loss)/Gain from Operations	$663,096	$1,946,021	$161,542	$2,484,616
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase) / Decrease in investment in gold	(1,270,321)	4,678,282	3,475,914	2,968,935
(Increase) / Decrease in gold receivable	—	—	—	—
Increase / (Decrease) in gold payable	(69,956)	—	8,116	(602,591)
Increase / (Decrease) in liabilities	1,981	(1,391)	(688)	373
Increase / (Decrease) in redeemable Shares Creations	2,398,426	1,439,184	3,225,587	5,215,819
Redemptions	(1,723,226)	(8,062,096)	(6,870,471)	(10,067,152)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the six months ended March 31, 2014

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2014
Shareholders’ Deficit - Opening Balance	$(2,979,854)
Net Gain for the period	161,542
Adjustment of Redeemable Shares to redemption value	1,225,477

Shareholders’ Deficit - Closing Balance	$(1,592,835)

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

The condensed statements of financial condition at March 31, 2014 and September 30, 2013, the condensed statements of operations and of cash flows for the three and six months ended March 31, 2014 and 2013 and the condensed statement of changes in shareholders’ deficit for the six months ended March 31, 2014 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of March 31, 2014 and September 30, 2013:

(Amounts in 000’s of US$)	Mar-31, 2014	Sep-30, 2013
Investment in gold - average cost	$32,336,863	$35,812,777
Unrealized (loss)/gain on investment in gold	1,592,835	2,979,854

Investment in gold - market value	$33,929,698	$38,792,631

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

(Amounts in 000’s of US$)	Mar-31, 2014	Sep-30, 2013
Gold receivable	$0	$0

2.3     Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2014	Sep-30, 2013
Gold payable	$161,796	$153,680

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the six months ended March 31, 2014 and for the year ended September 30, 2013, are as follows:

(All amounts are in 000’s)	Six Months Ended Mar-31, 2014	Year Ended Sep-30, 2013
Number of Redeemable Shares:
Opening Balance	301,600	437,900
Creations	25,800	51,100
Redemptions	(56,200)	(187,400)

Closing Balance	271,200	301,600

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.     Significant accounting policies (continued)

(Amounts in 000’s of US$ except per Share)	Six Months Ended Mar-31, 2014	Year Ended Sep-30, 2013
Redeemable Shares:
Opening Balance	$38,623,537	$75,389,813
Creations	3,225,587	7,734,465
Redemptions	(6,870,471)	(26,693,165)
Adjustment to redemption value	(1,225,477)	(17,807,576)

Closing Balance	$33,753,176	38,623,537

Redemption Value per Redeemable Share at Period End	$124.46	$128.06

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

2.6.     Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2014 or September 30, 2013.

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

 3.     Investment in Gold

The following represents the changes in ounces of gold and the respective values for the six months ended March 31, 2014 and for the year ended September 30, 2013:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Six Months Ended Mar-31 2014	Year Ended Sep-30, 2013
Ounces of Gold:
Opening Balance	29,244.4	42,803.6
Creations (excluding gold receivable at March 31, 2014 - 0 and at September 30, 2013 - 0)	2,487.4	4,944.8
Redemptions (excluding gold payable at March 31, 2014 - 125.3 and at September 30, 2013 - 115.9)	(5,411.8)	(18,348.0)
Sales of gold	(53.5)	(156.0)

Closing Balance	26,266.5	29,244.4

Investment in Gold (lower of cost or market):
Opening Balance	$35,812,777	$50,726,261
Creations (excluding gold receivable at March 31, 2014 - $0 and at September 30, 2013 - $0)	3,225,587	7,734,465
Redemptions (excluding gold payable at March 31, 2014 - $161,796 and at September 30, 2013 - $153,680)	(6,635,874)	(22,459,232)
Sales of gold	(65,627)	(188,717)
Unrealized loss on Investment in Gold	0	0

Closing Balance	$32,336,863	$35,812,777

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

For the three and six months ended March 31, 2014, the fees payable to the Sponsor and the Marketing Agent were each reduced by $0. For the three and six months ended March 31, 2013, the comparable reduction in fees was $0.

Amounts Payable to Related Parties

(Amounts in 000’s of US$)	Mar-31, 2014	Sep-30, 2013
Payable to Custodian	$2,007	$2,190
Payable to Trustee	170	165
Payable to Sponsor	4,441	4,889
Payable to Marketing Agent	4,441	4,889

Accounts Payable to related parties	$11,059	$12,133

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

7.     Accounting Pronouncement

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-08, Financial Services – Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08). ASU 2013-08 which amends the current criteria for an entity to qualify as an investment company, modifies the measurement criteria for certain interests in other investment companies, and includes new disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. Early application is prohibited. The Trust is currently evaluating the impact of adopting ASU 2013-08.

8.     Subsequent Events

The Sponsor filed a Preliminary Consent Solicitation Statement with the U.S. Securities and Exchange Commission with respect to a proposal to amend and restate the Trust Indenture of the Trust.

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

Share price & NAV v. gold price from November 18, 2004 to March 31, 2014

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	Three Months Ended Mar-31, 2014	Three Months Ended Mar-31, 2013	Six Months Ended Mar-31, 2014	Six Months Ended Mar-31, 2013
Total (Loss)/Gain on gold	$695,938	$2,012,922	$229,704	$2,626,198
Net (Loss)/Gain from operations	$663,096	$1,946,021	$161,542	$2,484,616
Net (Loss)/Gain per Share	$2.48	$4.54	$0.58	$5.68
Net cash flows from operating activities	$0	$0	$0	$0

The Trust’s total gain on gold for the three months ended March 31, 2014 of $695,938 is made up of a gain of $2,024 on the sale of gold to pay expenses plus a gain of $90,573 on gold distributed on the redemption of Shares and an unrealized gain on investment in gold of $603,341.

The Trust’s total gain on gold for the three months ended March 31, 2013 of $2,012,922 is made up of a gain of $16,851 on the sale of gold to pay expenses plus a gain of $1,966,071 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the six months ended March 31, 2014 of $229,704 is made up of a gain of $3,224 on the sale of gold to pay expenses plus a gain of $226,480 on gold distributed on the redemption of Shares.

The Trust’s total gain on gold for the six months ended March 31, 2013 of $2,626,198 was made up of a gain of $39,642 on the sale of gold to pay expenses plus a gain of $2,586,556 on gold distributed on the redemption of Shares.

Selected Supplemental Data - For the six months ended March 31, 2014 and for the year ended September 30, 2013

(All amounts, except per ounce and per share, are in 000’s)	Six Months Ended Mar-31 2014	Year Ended Sep-30, 2013
Ounces of Gold:
Opening Balance	29,244.4	42,803.6
Creations (excluding gold receivable at March 31, 2014 – 0 and at September 30, 2013 – 0)	2,487.4	4,944.8
Redemptions (excluding gold payable at March 31, 2014 – 125.3 and at September 30, 2013 – 115.9)	(5,411.8)	(18,348.0)
Sales of gold	(53.5)	(156.0)

Closing Balance	26,266.5	29,244.4

Gold price per ounce - London PM Fix	$1,291.75	$1,326.50

Market value of gold holdings	$33,929,698	$38,792,631

Number of Shares:
Opening Balance	301,600	437,900
Creations	25,800	51,100
Redemptions	(56,200)	(187,400)

Closing Balance	271,200	301,600

Net Asset Value per share:
Creations	$125.02	$151.36
Redemptions	$122.25	$142.44
Shares at redemption value to investors at Period End	$33,753,176	$38,623,537

Redemption Value per Redeemable Share at Period End	$124.46	$128.06

Change in Redemption Value through Period End	(12.6)%	(48.8)%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.044)%	(0.040)%

Results of Operations

In the six months ended March 31, 2014, an additional 25,800,000 Shares (258 Baskets) were created in exchange for 2,487,401 ounces of gold, 56,200,000 Shares (562 Baskets) were redeemed in exchange for 5,421,153 ounces of gold, and 53,540 ounces of gold were sold to pay expenses.

As at March 31, 2014, the Custodian held 26,266,465 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $33,929,697,613 (cost — $32,336,862,975) based on the London PM fix on March 31, 2014. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 125,253 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

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

As at March 31, 2014, Inspectorate International Limited concluded the annual random sample count of the Trust’s gold bullion held by the Custodian. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At March 31, 2014 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2009 to March 31, 2014, and is based on the London PM Fix.

Daily gold price - April 1, 2009 to March 31, 2014

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through March 31, 2014, based on the London PM Fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to June 30, 2011	$1,506.13		$1,552.50	Jun 22, 2011	$1,418.00	Apr 01, 2011	$1,505.50	Jun 30, 2011
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Three months to December 31, 2013	$1,273.75	(3)	$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014

Twelve months ended March 31, 2012	$1,648.22		$1,895.00	Sep 05, 2011	$1,418.00	Apr 01, 2011	$1,662.50	Mar 30, 2012
Twelve months ended March 31, 2013	$1,654.18		$1,791.75	Oct 04, 2012	$1,540.00	May 30, 2012	$1,598.25	Mar 28, 2013
Twelve months ended March 31, 2014	$1,326.41		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,291.75	Mar 31, 2014

November 12, 2004 to March 31, 2014	$1,049.19		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,291.75	Mar 31, 2014

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2011, 2012 and 2013. The London AM Fix on such business days was $1,574.50, $1,664.00 and $1,201.50, respectively. The Net Asset Value of the Trust on December 31, 2012 and 2013 and December 30, 2011 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2012 and 2013, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2012 and 2013, as well as December 23rd and 30th for the period ended 2011, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K, except for the following:

Because the value of the gold held by the Trust is determined using the London PM Fix, potential discrepancies in the calculation of the London PM Fix could impact the value of the gold held by the Trust and could have an adverse effect on the value of an investment in the Shares.

The London Gold Fix is determined twice each business day (10:30 a.m. and 3:00 p.m. London time) by the member banks of The London Gold Market Fixing Ltd. using a bidding process that sets or “fixes” the price of gold by matching buy and sell orders submitted to the member banks for the applicable fixing time. The net asset value of the Trust is determined each day the Trust’s principal market, the NYSE Arca, is open for regular trading, using the 3:00 p.m. London Gold Fix, which is commonly referred to as the “London PM Fix.” If the London PM Fix has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent London gold price fix (AM or PM) is used in the determination of the net asset value of the Trust. The Trust, the Sponsor, and the Trustee do not participate in establishing the London PM Fix. Other trusts backed by physical gold also use the London Gold Fix to determine their asset value.

The London PM Fix is currently the most widely used benchmark for daily gold prices and has historically been viewed as a full and fair representation of all market interest at the time the London PM Fix is determined. As of April, 2014, increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the London Gold Fix. For example, the press has reported that regulators in both Germany and the United Kingdom are currently reviewing the London Gold Fix as part of a wider review of how global benchmark rates are set. Separately, several lawsuits have been filed against the member banks which establish the London Gold Fix for alleged manipulative conduct in connection with their role in determining the London Gold Fix.

Concerns about the integrity or reliability of the London PM Fix, even if eventually shown to be without merit, could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares. In addition, because the net asset value of the Trust is determined using the London PM Fix, discrepancies in the calculation of the London PM Fix could have an adverse impact on the value of an investment in the Shares. Furthermore, any concern about the reliability of the pricing mechanism could disrupt trading in gold and products using the London PM Fix, such as the Shares. Each of these factors could lead to less liquidity or greater price volatility or otherwise could have an adverse impact on the trading price of the Shares.

The Sponsor and the Trustee are monitoring the matters described above. The Sponsor and the Trustee continue to believe the London PM Fix is appropriate as a basis for the evaluation of gold held by the Trust. The Trust will continue to use the London PM Fix to value the gold held by the Trust unless the Trustee, in consultation with the Sponsor, determines such price is inappropriate as a basis for evaluation of the Trust’s gold. In such event, the Trustee and Sponsor will, in good faith, identify an alternative basis for the evaluation of the gold held by the Trust and take such action as they deem warranted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2014, 9,328 Baskets (932,800,000 Shares) have been created and 6,616 Baskets (661,600,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/14 to 01/31/14	5,000,000	0.09643
02/01/14 to 02/28/14	3,500,000	0.09639
03/01/14 to 03/31/14	5,300,000	0.09636

Total	13,800,000	0.09639

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Kevin Feldman
Kevin Feldman
Chief Executive Officer

/s/ John Adrian Pound
John Adrian Pound
Chief Financial Officer and Treasurer

Date: May 9, 2014

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.