Form 10-Q
period 2014-06-30
SPDR GOLD TRUST
filed 2014-08-08
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes  ☐    No  ☒

As of August 7, 2014 the Registrant had 266,400,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Condensed Statements of Financial Condition

at June 30, 2014 and September 30, 2013

(Amounts in 000’s of US$ except for share data)	Jun-30, 2014	Sep-30, 2013(1)
ASSETS
Investment in Gold(2)	$31,104,442	$35,812,777
Gold receivable	240,490	—

Total Assets	$31,344,932	$35,812,777

LIABILITIES
Gold payable	$—	$153,680
Accounts payable to related parties	9,941	12,133
Accounts payable	247	2,136
Accrued expenses	4,160	1,145

Total Liabilities	14,348	169,094
Redeemable Shares:
Shares at redemption value to investors(3)	33,415,479	38,623,537
Shareholders’ Deficit	(2,084,895)	(2,979,854)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$31,344,932	$35,812,777

(1)	Derived from audited statement of financial condition as of September 30, 2013.

(2)	The market value of Investment in Gold at June 30, 2014 is $33,189,337 and at September 30, 2013 was $38,792,631.

(3)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at June 30, 2014 was 264,000,000 and at September 30, 2013 was 301,600,000.

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Operations

For the three and nine months ended June 30, 2014 and 2013

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2014	Three Months Ended Jun-30, 2013	Nine Months Ended Jun-30, 2014	Nine Months Ended Jun-30, 2013
REVENUES
Proceeds from sales of gold to pay expenses	$32,991	$57,281	$101,842	$198,491
Cost of gold sold to pay expenses	(31,419)	(47,545)	(97,046)	(149,113)

Gain on gold sold to pay expenses	1,572	9,736	4,796	49,378
Gain on gold distributed for the redemption of shares	98,995	1,837,987	325,475	4,424,543
Unrealized gain/(loss) on investment in gold	—	(840,230)	—	(840,230)

Total gain on gold	100,567	1,007,493	330,271	3,633,691

EXPENSES
Custody fees	5,558	8,072	17,113	31,164
Trustee fees	499	499	1,496	1,496
Sponsor fees	12,230	18,158	37,791	71,252
Marketing agent fees	12,230	18,158	37,791	71,252
Other expenses	2,097	3,533	6,585	14,838

Total expenses	32,614	48,420	100,776	190,002

Net gain from operations	$67,953	$959,073	$229,495	$3,443,689

Net gain per share	$0.26	$2.72	$0.84	$8.42

Weighted average number of shares	263,349	352,742	271,952	409,090

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statements of Cash Flows

For the three and nine months ended June 30, 2014 and 2013

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2014	Three Months Ended Jun-30, 2013	Nine Months Ended Jun-30, 2014	Nine Months Ended Jun-30, 2013
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$32,991	$57,281	$101,842	$198,491
Cash expenses paid	(32,991)	(57,281)	(101,842)	(198,491)

Increase / (Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$941,382	$818,837	$4,166,969	$6,034,656

Value of gold distributed for redemption of shares — net of gold payable	$2,134,752	$10,533,241	$8,624,578	$18,013,836

(Amount in 000’s of US$)	Three Months Ended Jun-30, 2014	Three Months Ended Jun-30, 2013	Nine Months Ended Jun-30, 2014	Nine Months Ended Jun-30, 2013
RECONCILIATION OF NET GAIN FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net gain from operations	$67,953	$959,073	$229,495	$3,443,689
Adjustments to reconcile net gain to net cash provided by operating activities
(Increase) / Decrease in investment in gold	1,232,421	10,602,180	4,708,335	13,571,115
(Increase) / Decrease in gold receivable	(240,490)	—	(240,490)	—
Increase / (Decrease) in gold payable	(161,796)	—	(153,680)	(602,591)
Increase / (Decrease) in liabilities	(378)	(8,862)	(1,066)	(8,489)
Increase / (Decrease) in redeemable Shares Creations	1,181,872	818,837	4,407,459	6,034,656
Redemptions	(2,079,582)	(12,371,228)	(8,950,053)	(22,438,380)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

For the nine months ended June 30, 2014

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2014
Shareholders’ Deficit - Opening balance	$(2,979,854)
Net gain for the period	229,495
Adjustment of redeemable shares to redemption value	665,464

Shareholders’ Deficit - Closing balance	$(2,084,895)

See notes to the unaudited condensed financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.     Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 (“Date of Inception”) under New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses.

The condensed statements of financial condition at June 30, 2014 and September 30, 2013, the condensed statements of operations and of cash flows for the three and nine months ended June 30, 2014 and 2013 and the condensed statement of changes in shareholders’ deficit for the nine months ended June 30, 2014 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of June 30, 2014 and September 30, 2013:

(Amounts in 000’s of US$)	Jun-30, 2014	Sep-30, 2013
Investment in gold - average cost	$31,104,442	$35,812,777
Unrealized gain on investment in gold	2,084,895	2,979,854

Investment in gold - market value	$33,189,337	$38,792,631

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

(Amounts in 000’s of US$)	Jun-30, 2014	Sep-30, 2013
Gold receivable	$240,490	$—

2.3     Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2014	Sep-30, 2013
Gold payable	$—	$153,680

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the nine months ended June 30, 2014 and for the year ended September 30, 2013, are as follows:

(All amounts are in 000’s)	Nine Months Ended Jun-30, 2014	Year Ended Sep-30, 2013
Number of redeemable shares:
Opening balance	301,600	437,900
Creations	35,300	51,100
Redemptions	(72,900)	(187,400)

Closing balance	264,000	301,600

(Amounts in 000’s of US$ except per Share)	Nine Months Ended Jun-30, 2014	Year Ended Sep-30, 2013
Redeemable Shares:
Opening balance	$38,623,537	$75,389,813
Creations	4,407,459	7,734,465
Redemptions	(8,950,053)	(26,693,165)
Adjustment to redemption value	(665,464)	(17,807,576)

Closing balance	$33,415,479	38,623,537

Redemption value per redeemable share at period end	$126.57	$128.06

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

2.6.     Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2014 or September 30, 2013.

3.     Investment in Gold

The following represents the changes in ounces of gold and the respective values for the nine months ended June 30, 2014 and for the year ended September 30, 2013:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Nine Months Ended Jun-30, 2014	Year Ended Sep-30, 2013
Ounces of Gold:
Opening balance	29,244.4	42,803.6
Creations (excluding gold receivable at June 30, 2014 - 182.9 and at September 30, 2013 - 0)	3,219.2	4,944.8
Redemptions (excluding gold payable at June 30, 2014 - 0 and at September 30, 2013 - 115.9)	(7,145.5)	(18,348.0)
Sales of gold	(79.1)	(156.0)

Closing balance	25,239.0	29,244.4

Investment in Gold (lower of cost or market):
Opening balance	$35,812,777	$50,726,261
Creations (excluding gold receivable at June 30, 2014 - $240,490 and at September 30, 2013 - $0)	4,166,969	7,734,465
Redemptions (excluding gold payable at June 30, 2014 - $0 and at September 30, 2013 - $153,680)	(8,778,258)	(22,459,232)
Sales of gold	(97,046)	(188,717)
Unrealized loss on investment in Gold	—	—

Closing balance	$31,104,442	$35,812,777

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

For the three and nine months ended June 30, 2014, the fees payable to the Sponsor and the Marketing Agent were each reduced by $0. For the three and nine months ended June 30, 2013, the comparable reduction in fees was $0.

Amounts payable to Related Parties

(Amounts in 000’s of US$)	Jun-30, 2014	Sep-30, 2013
Payable to Custodian	$1,809	$2,190
Payable to Trustee	164	165
Payable to Sponsor	3,984	4,889
Payable to Marketing Agent	3,984	4,889

Accounts payable to related parties	$9,941	$12,133

5.     Concentration of Risk

The Trust’s sole business activity is the investment in gold. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

7.     Accounting Pronouncement

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-08, Financial Services – Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08). ASU 2013-08 which amends the current criteria for an entity to qualify as an investment company, modifies the measurement criteria for certain interests in other investment companies, and includes new disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. Early application is prohibited. The Trust will adopt ASU 2013-08 for the quarter ended December 31, 2014.

8.     Subsequent Events

The Trust Indenture was amended on June 18, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 19, 2014 and became effective as of August 2, 2014. The amendment clarifies and supplements certain provisions of the Trust Indenture relating to the creation and redemption of shares, the creation and issuance of creation baskets, the definition of record date, the removal of a custodian, the waiver of the Sponsor’s fee and the listing of the Shares on exchanges and securities markets. In connection with the amendment of the Trust Indenture to make conforming changes to the procedures for the creation and issuance of creation baskets, the SPDR® Gold Trust Participant Agreement among the Trustee, the Sponsor and the Authorized Participants was amended on July 18, 2014, filed with the SEC on July 22, 2014 and became effective on August 1, 2014.

The Sponsor filed a Definitive Consent Solicitation Statement (the “Consent Solicitation”) with the SEC on June 19, 2014 with respect to a proposal to amend and restate the Trust Indenture of the Trust to (i) implement a unitary fee structure and cap investor ordinary fees at 0.40% of the NAV each year and (ii) permit the Sponsor to compensate its affiliates for providing marketing and other services to the Trust without any additional cost to the Trust. The voting period for the Consent Solicitation has been extended to August 29, 2014.

On July 31, 2014, Kevin Feldman resigned as Chief Executive Officer of the Sponsor, with an effective date of August 15, 2014. The Sponsor’s Board of Directors appointed Aram Shishmanian, Executive Director of the Sponsor, to serve as the Acting Chief Executive Officer of the Sponsor effective upon Mr. Feldman’s departure. Mr. Shishmanian has served as the Chief Executive Officer of the World Gold Council, the ultimate parent company of the Sponsor, since January 2009.

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

As of the date of this quarterly report, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Newedge USA LLC, RBC Capital Markets LLC, Scotia Capital (USA) Inc., UBS Securities LLC, and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price from November 18, 2004 to June 30, 2014

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

Review of Financial Results

Financial Highlights

(All amounts in the following table and paragraphs except per share, are in 000’s of US$)	Three Months Ended Jun-30, 2014	Three Months Ended Jun-30, 2013	Nine Months Ended Jun-30, 2014	Nine Months Ended Jun-30, 2013
Total gain on gold	$100,567	$1,007,493	$330,271	$3,633,691
Net gain from operations	$67,953	$959,073	$229,495	$3,443,689
Net gain per Share	$0.26	$2.72	$0.84	$8.42
Net cash flows from operating activities	$—	$—	$—	$—

The Trust’s total gain on gold for the three months ended June 30, 2014 of $100,567 is made up of a gain of $1,572 on the sale of gold to pay expenses plus a gain of $98,995 on gold distributed for the redemption of Shares.

The Trust’s total gain on gold for the three months ended June 30, 2013 of $1,007,493 was made up of a gain of $9,736 on the sale of gold to pay expenses plus a gain of $1,837,987 on gold distributed for the redemption of Shares and less an unrealized loss on investment in gold of $840,230.

The Trust’s total gain on gold for the nine months ended June 30, 2014 of $330,271 is made up of a gain of $4,796 on the sale of gold to pay expenses plus a gain of $325,475 on gold distributed for the redemption of Shares.

The Trust’s total gain on gold for the nine months ended June 30, 2013 of $3,633,691 was made up of a gain of $49,378 on the sale of gold to pay expenses plus a gain of $4,424,543 on gold distributed for the redemption of Shares and an unrealized loss on investment in gold of $840,230.

Selected Supplemental Data - For the nine months ended June 30, 2014 and for the year ended September 30, 2013

(All amounts, except per ounce and per share, are in 000’s)	Nine Months Ended Jun-30, 2014	Year Ended Sep-30, 2013
Ounces of Gold:
Opening balance	29,244.4	42,803.6
Creations (excluding gold receivable at June 30, 2014 – 182.9 and at September 30, 2013 – 0)	3,219.2	4,944.8
Redemptions (excluding gold payable at June 30, 2014 – 0 and at September 30, 2013 – 115.9)	(7,145.5)	(18,348.0)
Sales of gold	(79.1)	(156.0)

Closing balance	25,239.0	29,244.4

(All amounts, except per ounce and per share, are in 000’s)	Nine Months Ended Jun-30, 2014	Year Ended Sep-30, 2013
Gold price per ounce - London PM Fix	$1,315.00	$1,326.50

Market value of gold holdings	$33,189,337	$38,792,631

Number of Shares:
Opening balance	301,600	437,900
Creations	35,300	51,100
Redemptions	(72,900)	(187,400)

Closing balance	264,000	301,600

Net Asset Value per share:
Creations	$124.86	$151.36
Redemptions	$122.27	$142.44
Shares at redemption value to investors at Period End	$33,415,479	$38,623,537

Redemption Value per Redeemable Share at Period End	$126.57	$128.06

Change in Redemption Value through Period End	(13.5)%	(48.8)%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.043)%	(0.040)%

Results of Operations

In the nine months ended June 30, 2014, an additional 35,300,000 Shares (353 Baskets) were created in exchange for 3,219,258 ounces of gold, 72,900,000 Shares (729 Baskets) were redeemed in exchange for 7,145,517 ounces of gold, and 79,053 ounces of gold were sold to pay expenses.

As at June 30, 2014, the Custodian held 25,239,039 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $33,189,336,680 (cost — $31,104,441,862) based on the London PM fix on June 30, 2014. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 182,882 ounces of gold were receivable to the Trust in connection with the creation of Baskets.

As at September 30, 2013, the amount of gold owned by the Trust was 29,128,497 ounces, with a market value of $38,638,951,541 (cost — $35,659,096,983), based on the London PM fix on September 30, 2013 (in accordance with the Trust Indenture).

As at September 30, 2013, the Custodian held 29,244,351 ounces of gold in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a market value of $38,792,631,793 (cost — $35,812,777,235). Included within ounces of gold held by Custodian was 115,854 ounces, with a market value of $153,680,251, which was payable by the Trust in connection with the redemption of Baskets. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust as at September 30, 2013.

As at June 30, 2014, Inspectorate International Limited had concluded the annual random sample count of the Trust’s gold bullion held by the Custodian. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At June 30, 2014 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2009 to June 30, 2014, and is based on the London PM Fix.

Daily gold price - July 1, 2009 to June 30, 2014

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2014, based on the London PM Fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to September 30, 2011	$1,702.12		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1,620.00	Sep 30, 2011
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Three months to December 31, 2013	$1,273.75	(3)	$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014
Three months to June 30, 2014	$1,288.44		$1,325.75	Apr 14, 2014	$1,242.75	Jun 03, 2014	$1,315.00	Jun 30, 2014
Twelve months ended June 30, 2012	$1,672.83		$1,895.00	Sep 05, 2011	$1,483.00	Jul 01, 2011	$1598.50	Jun 29, 2012
Twelve months ended June 30, 2013	$1,605.92		$1,791.75	Oct 04, 2012	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Twelve months ended June 30, 2014	$1,295.54		$1,419.50	Aug 28, 2013	$1,195.25	Dec 20, 2013	$1,315.00	Jun 30, 2014
November 12, 2004 to June 30, 2014	$1,055.39		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,315.00	Jun 30, 2014

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2011, 2012 and 2013. The London AM Fix on such business days was $1,574.50, $1,664.00 and $1,201.50, respectively. The Net Asset Value of the Trust on December 31, 2012 and 2013 and December 30, 2011 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2012 and 2013, as well as December 23rd and 30th for the period ended 2011. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2012 and 2013, as well as December 23rd and 30th for the period ended 2011, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Because the value of the gold held by the Trust is determined using the London PM Fix, potential discrepancies in, or manipulation of, the calculation of the London PM Fix could impact the value of the gold held by the Trust and could have an adverse effect on the value of an investment in the Shares.

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

The London PM Fix is currently the most widely used benchmark for daily gold prices and has historically been viewed as a full and fair representation of all market interest at the time the London PM Fix is determined. Beginning in early 2014, increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the London Gold Fix. For example, the press has reported that regulators in both Germany and the United Kingdom are currently reviewing the London Gold Fix as part of a wider review of how global benchmark rates are set. As of May 30, 2014, one member of The London Gold Market Fixing Ltd. had been sanctioned by regulators in the United Kingdom for failing to adequately manage conflicts of interest and other matters in connection with the London Gold Fix, and a senior trader for the firm had been sanctioned for inappropriate conduct relating to the London Gold Fix. It is possible that there may be additional regulatory actions brought against other members of The London Gold Market Fixing Ltd. Separately, several lawsuits have been filed against the member banks which establish the London Gold Fix for alleged manipulative conduct in connection with their role in determining the London Gold Fix. On

May 13, 2014, Deutsche Bank AG ceased to participate in the London Gold Fix, leaving four member banks of The London Gold Market Fixing Ltd. as participants. There can be no assurance that any of the other member banks will not withdraw from the London Gold Fix process without finding a replacement.

Concerns about the integrity or reliability of the London PM Fix, even if eventually shown to be without merit, could adversely affect investor interest in gold, and therefore adversely affect the price of gold and the value of an investment in the Shares. Because the net asset value of the Trust is determined using the London PM Fix, discrepancies in, or manipulaton of, the calculation of the London PM Fix could have an adverse impact on the value of an investment in the Shares. Furthermore, concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the London PM Fix, such as the Shares. In addition, these concerns could potentially lead to both changes in the manner in which the London PM Fix is calculated and/or the discontinuance of the London Gold Fix altogether. Each of these factors could lead to less liquidity or greater price volatility for gold and products using the London PM Fix, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

The Sponsor and the Trustee are monitoring the matters described above. The Sponsor and the Trustee continue to believe the London PM Fix is appropriate as a basis for the evaluation of gold held by the Trust. The Trust will continue to use the London PM Fix to value the gold held by the Trust unless the Trustee, in consultation with the Sponsor, determines such price is inappropriate as a basis for evaluation of the Trust’s gold. In such event, or in the event the London PM Fix is no longer calculated, the Trustee and Sponsor will, in good faith, identify an alternative basis for the evaluation of the gold held by the Trust and take such action as they deem warranted. The use of an alternative indicator for the price of gold could result in materially different pricing of the gold in the Trust, which could result in materially different valuations of the Trust’s Shares. There can be no assurance that future changes to, or the discontinuance of, the London PM Fix will not have a material effect on the Trust’s operations, including the creation or redemption of Shares, or the trading price of Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2014, 9,423 Baskets (942,300,000 Shares) have been created and 6,783 Baskets (678,300,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/14 to 04/30/14	10,100,000	0.09633
05/01/14 to 05/31/14	5,200,000	0.09630
06/01/14 to 06/30/14	1,400,000	0.09627

Total	16,700,000	0.09632

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Kevin Feldman
Kevin Feldman
Chief Executive Officer

/s/ John Adrian Pound
John Adrian Pound
Chief Financial Officer and Treasurer

Date: August 8, 2014

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.