Form 10-K
period 2014-09-30
SPDR GOLD TRUST
filed 2014-11-25
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2014 as reported by the NYSE Arca, Inc. on that date: $33,523,032,000.

Number of shares of the registrant’s common stock outstanding as of November 21, 2014: 241,100,000

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

i

i

ii

PART I

Item 1. Business

SPDR® Gold Trust, or the Trust, is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture, or the Trust Indenture. The Trust holds gold and from time to time issues SPDR® Gold Shares, or Shares, in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC, or WGTS, is the sponsor of the Trust, or the Sponsor. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or BNYM, is the trustee of the Trust, or the Trustee. State Street Global Markets, LLC, or SSGM, is the marketing agent of the Trust, or the Marketing Agent. HSBC Bank USA, N.A., or HSBC, is the custodian of the Trust, or the Custodian. Effective December 22, 2014, HSBC Bank plc will become the Custodian of the Trust.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated, rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Survey 2014, a publication of Thompson Reuters GFMS Limited, or GFMS, an independent precious metals research organization based in London, estimates that existing above-ground stocks of gold amounted to 176,000 tonnes (approximately 5.7 billion ounces) at the end of 2013. These stocks have increased by approximately 2.0% per year on average for the 10 years ended December 2013. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

World Gold Supply and Demand (2009 – 2013)

The following table sets forth a summary of the world gold supply and demand for the last 5 years. It is based on information reported in the Thomson Reuters GFMS Gold Survey 2014.

World Gold Supply and Demand, 2009-2013

(tonnes)	2009	2010	2011	2012	2013
Mine production	2,613	2,741	2,839	2,861	3,054
Official sector sales	34	—	—	—	—
Old gold scrap	1,726	1,711	1,659	1,634	1,269
Net producer hedging	(234)	(106)	11	(40)	(46)
Total reported supply [1]	4,139	4,346	4,509	4,455	4,277
Gold fabrication in carat jewellery	1,817	2,034	2,029	1,998	2,368
Gold fabrication in electronics	275	326	320	284	280
Gold fabrication in other industrial & decorative applications	87	95	95	92	93
Gold fabrication in dentistry	53	48	43	39	36
Official sector purchases	—	77	457	544	409
Bar & Coin Retail investment [4]	825	1,229	1,569	1,357	1,775
Investment in Exchange Traded Funds and related products [2]	623	382	185	279	(880)
Total identifiable demand [1]	3,680	4,191	4,698	4,593	4,081
Supply less demand [3]	459	155	(189)	(138)	196

(1)	Figures may not add due to independent rounding.

(2)	Including Gold Bullion Securities (LSE and ASX), SPDR Gold Shares, NewGold Gold Debentures, Central Fund of Canada and Central Gold Trust, iShares Comex Gold Trust, ZKB Gold ETF, Goldist, ETF Securities, ETFS Physical Gold, Xetra-Gold, Julius Baer, Claymore Gold Bullion ETF, ETFS Swiss Gold, Sprott Physical Gold, Dubai DGX, ETFS Precious Metals Basket Trust, Mitsubishi Tokyo, ETFS Asian Gold Trust, Claymore Gold Bullion ETF (Non-Hedged), DB Physical Gold ETC (EUR), DB Euro Hedged, DB Physical Gold ETC, DB Physical Gold SGD Hedged ETC, DB Physical gold GBP hedged ETC, Source Physical Gold ETC, iShares Physical Gold Bullion Fund, Indian ETF’s and Royal Canadian Mint.

(3)	This is the residual from combining all the other data in the table. The residual results from the fact that there is no reliable methodology for measuring all elements of gold supply and demand. It includes net institutional investment other than that in Exchange Traded Funds and similar products, movements in stocks and other elements together with any residual error.

(4)	Bar & Coin Retail investment include physical bars, official coins, imitation coins and medals.

Source: Thomson Reuters GFMS Gold Survey 2014

Sources of Gold Supply

Based on data from the GFMS Gold Survey 2014, gold supply averaged 3,768 tonnes (one metric tonne is equivalent to 1,000 kilograms or 32,150.7465 troy ounces) per year between 2004 and 2013. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from gold mine production, which averaged approximately 2,657 tonnes per year from 2004 through 2013. The second largest source of annual gold supply is recycled gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold; recycled gold averaged approximately 1,328 tonnes annually between 2004 through 2013.

Sources of Gold Demand

Based on data from the GFMS Gold Survey 2014, identifiable gold demand averaged 3,736 tonnes per year between 2004 and 2013. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry, which accounted for 60% of the identifiable demand from 2004 through 2013 followed by identifiable investment demand which accounted for 30%. While jewelry remains by far the largest component of demand, its share has decreased over recent years in favor of investment demand.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. While in many countries there are seasonal fluctuations in the levels of demand for gold (especially jewelry), variations in the timing of such fluctuations mean that seasonal changes in demand do not appear to have a significant impact on the global gold price.

Although it has been a source of gold supply for many years, the official sector has been a source of demand since 2010. Between 2004 and 2009, official sector annual net sales averaged 377 tonnes. In 2010 the official sector was a net buyer for the first time in more than two decades and, between 2010 and 2013, annual net purchases averaged 372 tonnes. The prominence given by market commentators to this activity coupled with total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options. The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market, trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to London Bullion Market Association (“LBMA”) market making are Spot (“S”), Forwards (“F”) and Options (“O”). There are thirteen LBMA market makers who provide the service in one, two or all three products. Of the thirteen LBMA market makers, there are five full market makers and eight market makers. The five full market makers quoting prices in all three products are: Barclays Bank PLC, Goldman Sachs International, HSBC Bank USA, N.A., JPMorgan Chase Bank and UBS AG.

The eight LBMA market makers who provide two-way pricing in either one or two products are: Bank of America N.A., Merrill Lynch (O), Citibank N.A. (S), Credit Suisse (S,O), Deutsche Bank AG (S,O), Mitsui & Co Precious Metals Inc. (S), Morgan Stanley & Co. International plc (S,O) Societe Generale (S) and The Bank of Nova Scotia – ScotaMocatta (S,F).

The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. In the OTC market, the standard size of gold trades between market makers ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically $0.50 per ounce. Transaction costs in the OTC market are negotiable between the parties and therefore vary widely with some dealers willing to offer clients competitive prices for larger volumes, although this will vary according to the dealer, the client and market conditions. Cost indicators can be obtained from various information service providers as well as dealers.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the difference between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the COMEX.

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

The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion in grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar.

The London Fix

Twice daily during London trading hours there is a fix which provides reference gold prices for that day’s trading. Many long-term contracts will be priced on the basis of either the morning (AM) or afternoon (PM) London Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. While the London PM Fix is currently the most widely used benchmark for daily gold prices and has historically been viewed as a full and fair representation of all market interest at the time the London PM Fix is determined, beginning in early 2014, increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the London Fix. Investors should refer to “Risk Factors” for further information and risks regarding the London PM Fix.

Membership in the London Fix is traditionally limited to banks that are bullion dealers and members of the LBMA. The chairmanship rotates annually among the member firms. The fix takes place by telephone and the member firms no longer meet face-to-face as was previously the case. There is a morning session at 10:30 AM London time and an afternoon session at 3:00 PM London time. The current members of the gold fixing are Bank of Nova Scotia –ScotiaMocatta, Barclays Bank plc, HSBC Bank USA, N.A., and Société Générale. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the four gold fixing members.

Orders are placed either with one of the four fixing members or with another bullion dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting an opening price reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The gold price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

Futures Exchanges

The most significant gold futures exchange is COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974 and for most of the period since that date, it has been the largest exchange in the world for trading precious metals, futures and options. Tokyo Commodity Exchange, or

TOCOM, is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both COMEX and TOCOM operate through a central clearance system and in each case, the exchange acts as a counterparty for each member for clearing purposes.

In recent years, China has become an important source of gold demand, and its futures market has grown. Gold futures contracts are traded on the Shanghai Gold Exchange and the Shanghai Futures Exchange.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2014, and is based on the London PM Fix.

Daily gold price - November 18, 2004 to September 30, 2014

Business of the Trust

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares represent a cost-effective investment relative to traditional means of investing in gold. The Trust has no fixed termination date and will terminate upon the occurrence of a termination event listed in the Trust Indenture.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received. Creations of Baskets may only be made after the requisite gold is deposited in the allocated account of the Trust.

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

Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act. As of the date of this annual report, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, NewEdge USA LLC, RBC Capital Markets LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required gold deposit amount by the end of the second business day in London following the purchase order date. The Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the gold deposit amount by debiting such amount from the Authorized Participant Unallocated Account and by crediting such amount to the Trust Unallocated Account and by delivery of the gold to the Trust Allocated Account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust will be borne solely by the Authorized Participant. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account on the third business day following the purchase order date by allocating to the Trust Allocated Account specific bars of gold from unallocated bars which the Custodian holds or instructing a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian. The gold bars in an allocated gold account are specific to that account and are identified by a list which shows, for each gold bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold held in the Trust’s allocated account is the property of the Trust and is not traded, leased or loaned under any circumstances.

The Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account by 2:00 PM (London time) unless the Custodian is required to use a subcustodian in the allocation process, in which event the Custodian will use its best efforts to complete the transfer by 2:00 PM (London time). Upon Trustee’s receipt of confirmation from the Custodian that the gold deposit amount has been transferred from the Trust Unallocated Account to the Trust Allocated Account, the Trustee will direct DTC to credit the number of Baskets ordered by the Authorized Participant to the Authorized Participant’s DTC account. During the period of the transfer, all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process.

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

Delivery of Redemption Distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the third business day following the redemption order date if, by 9:00 AM New York time on such third business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If the Trustee’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Trustee receives the fee applicable to the extension of the redemption distribution date which the Trustee may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Trustee’s DTC account by 9:00 AM New York time on such next business day. Any further outstanding amount of the redemption order may be cancelled. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 9:00 AM New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

The Custodian transfers the redemption gold amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets.”

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

Fees are paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the

ANAV, subject to reduction as described below. The Sponsor will receive reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $50,158,622 for its services during the year ended September 30, 2014.

Fees are paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2,000,000 per year. The Trustee’s fee is subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee charges the Trust for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $2,000,000 for its services during the year ended September 30, 2014.

Fees are paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended, or the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian does not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $22,723,599 for its services during the year ended September 30, 2014.

Fees are paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent was paid $50,158,622 for its services during the year ended September 30, 2014. Other marketing and shareholder communication costs in the year ended September 30, 2014 were $6,145,811.

Under the Marketing Agent Agreement, as amended, if at the end of any month, the estimated ordinary expenses of the Trust exceed for such month an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent will waive the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust assets is less than approximately $1.0 billion, the ordinary expenses of the Trust, including the fees and expenses of the Trustee and the Custodian, printing and mailing costs, legal and audit fees, registration fees and listing fees, will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust. Additionally, if the Trust incurs unforeseen expenses that cause the total of such ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust, those expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust.

For the years ended September 30, 2014, 2013 and 2012 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were not reduced.

In addition, the following expenses are or may be charged to the Trust:

•	Expenses of custody, deposit or delivery of gold (other than expenses borne by Authorized Participants) and disbursements charged by and indemnification due to any Custodian;

•	Fees of the Trustee for extraordinary services;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Amounts for reimbursement in respect of certain claims described under “Risk Factors —The Trust’s obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties.”

•	Expenses incurred in contacting Shareholders;

•	Legal and auditing expenses, and the compensation paid to agents properly employed by or on behalf of the Trustee;

•	Fees paid to DTC for custody of the Shares;

•	Federal and state annual fees in keeping the registration of the Shares on a current basis for the issuance of Baskets;

•	Expenses of the Sponsor relating to the printing and distribution of marketing materials describing the Trust and the Shares;

•	Fees and expenses of the Marketing Agent; and

•

Stationery, postage and all other out-of-pocket expenses of the Trust not otherwise stated above incurred by the Trustee, the Sponsor or the Custodian or any additional or successor custodian pursuant to actions permitted or required under the Trust Indenture.

The administration fees of the Trust were $2,570,861 in the year ended September 30, 2014. These fees include the following: (1) SEC registration fees and other regulatory fees of $433,954; (2) legal fees of $757,547; (3) audit and quarterly review fees of $434,000; (4) internal auditor fees in respect of Sarbanes-Oxley compliance of $285,747; (5) printing fees of $332,227; and (6) other costs of $327,386.

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

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course), (2) calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Inspectorate International Ltd. conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 14, 2014. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent

State Street Global Markets, or SSGM, a wholly-owned subsidiary of State Street Corporation, acts as the Marketing Agent. The Marketing Agent is a registered broker-dealer with the SEC, and is a member of FINRA, the Municipal Securities Rulemaking Board, the National Futures Association and the Boston Stock Exchange. The Marketing Agent’s office is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

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

The initial term of the Marketing Agent Agreement expired in November 2011 and automatically renewed for three years. The parties agreed to extend the term ending on November 15, 2014 to and including February 13, 2015. Thereafter, the agreement provides for successive three year terms unless terminated in accordance with the Marketing Agent Agreement by either party prior to any such successive term. If the Sponsor terminates the Marketing Agent Agreement, the Sponsor is required to pay the Marketing Agent an amount equal to the present market value of the future payments the Marketing Agent would otherwise receive under the Marketing Agent Agreement over the subsequent 10 year period.

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

The Custodian

HSBC Bank USA, N.A. currently serves as the Custodian of the Trust’s gold. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC’s London custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the U.S. federal banking authorities, HSBC’s London custodian operations are subject to supervision by the Financial Conduct Authority. HSBC Bank plc will become the Custodian effective December 22, 2014. HSBC Bank plc is authorized by the Prudential Regulation Authority and regulated by the Prudential Regulation Authority and the Financial Conduct Authority in the United Kingdom.

The global parent company of HSBC Bank USA, N.A. and HSBC Bank plc is HSBC Holdings plc (HSBC Group), a public limited company incorporated in England. HSBC Group had $193 billion in regulatory capital resources as of June 30, 2014.

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

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s vault. The subcustodians that the Custodian currently uses are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, Barclays Bank PLC, Deutsche Bank AG, JPMorgan Chase Bank and UBS AG. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. The Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust’s gold. See “Risk Factors—The ability of the Trustee and the Custodian to take legal action against subcustodians may be limited.”

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the three years ended September 30, 2014, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

United States Federal Tax Consequences

The following discussion of the material U.S. federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain U.S. federal income, gift and estate tax consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to U.S. federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special U.S. federal tax counsel to the Sponsor. The discussion below is based on the U.S. Internal Revenue Code of 1986, as amended, or Code, Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

A Shareholder (other than a partnership or other entity subject to tax as a partnership) that is not a U.S. Shareholder as defined above is generally considered a “Non-U.S. Shareholder” for purposes of this discussion. For U.S. federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for U.S. federal income tax purposes, will generally depend upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the U.S. federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of The Trust

The Trust is treated as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not pay U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service, or IRS, on that basis.

Taxation of U.S. Shareholders

U.S. Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. U.S. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a U.S. Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a U.S. Shareholder that acquires its Shares by delivering gold to the Trust, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the U.S. Shareholder, and the U.S. Shareholder’s tax basis and holding period for the U.S. Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, it is assumed that all of a U.S. Shareholder’s Shares are acquired on the same date, at the same price per Share and, except where otherwise noted, that the sole asset of the Trust is gold.

When the Trust sells gold, for example to pay expenses, a U.S. Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the U.S. Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (2) the U.S. Shareholder’s tax basis for its pro rata share of the gold that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the U.S. Shareholder has held its Shares for more than one year. A U.S. Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the U.S. Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a U.S. Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will equal its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

Upon a U.S. Shareholder’s sale of some or all of its Shares, the U.S. Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the U.S. Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the U.S. Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a U.S. Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the U.S. Shareholder. The U.S. Shareholder’s tax basis for the gold received in the redemption generally will be the same as the U.S. Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The U.S. Shareholder’s holding period with respect to the gold received should include the period during which the U.S. Shareholder held the Shares redeemed. A subsequent sale of the gold received by the U.S. Shareholder will be a taxable event.

After any sale or redemption of less than all of a U.S. Shareholder’s Shares, the U.S. Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will equal its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Shareholder upon such sale or, in the case of a redemption, that is treated as the basis of the gold received by the U.S. Shareholder in the redemption.

As noted above, the foregoing discussion assumes that all of a U.S. Shareholder’s Shares were acquired on the same date and at the same price per Share. If a U.S. Shareholder owns multiple lots of Shares (i.e., Shares acquired on different dates and/or at different prices), it is uncertain whether the U.S. Shareholder may use the “specific identification” rules that apply under Treas. Reg. § 1.1012-1(c) in the case of sales of shares of stock, in determining the amount, and the long-term or short-term character, of any gain or loss recognized by the U.S. Shareholder upon the sale of gold by the Trust, upon the sale of any Shares by the U.S. Shareholder, or upon the sale by the U.S. Shareholder of any gold received by it upon the redemption of any of its Shares. The IRS could take the position that a U.S. Shareholder has a blended tax basis and holding period for its pro rata share of the underlying gold in the Trust. However, there is no Code section, Regulation or other guidance on this point. U.S. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisors as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion that the U.S. Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual U.S. taxpayer are generally the same as those at which ordinary income is taxed.

3.8% Tax On Net Investment Income

U.S. Shareholders that are individuals, estates or trusts, whose income exceeds certain thresholds, are subject to a 3.8% Medicare contribution tax on their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. U.S. Shareholders should consult their tax advisors regarding the effect, U.S. this law may have on an investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a U.S. Shareholder in purchasing Shares will be treated as part of the U.S. Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a U.S. Shareholder in selling Shares will reduce the amount realized by the U.S. Shareholder with respect to the sale.

U.S. Shareholders will be required to recognize gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. U.S. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. U.S. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Code.

Investment by Tax-Exempt U.S. Shareholders

Tax-exempt U.S. Shareholders, other than private foundations, are subject to U.S. federal income tax only on their unrelated business taxable income, or UBTI. Unless they incur debt in order to purchase Shares, it is expected that tax-exempt U.S. Shareholders other than private foundations should not realize UBTI in respect of income or gains from the Shares. Tax-exempt U.S. Shareholders should consult their own tax advisors regarding the tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles that are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although the Shares are securities within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

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

Income Taxation of Non-U.S. Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of gold. A Non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from U.S. sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

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

Non-U.S. Shareholders are urged to consult their tax advisors regarding the possible application of U.S. estate, gift and generation-skipping transfer taxes in their particular circumstances.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended, or ERISA, and Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, retirement plans for self-employed individuals, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA or the Code, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (2) whether the investment would constitute a direct or indirect “prohibited transaction” with a “party in interest” or “disqualified person,” as described in section 406 of ERISA or Section 4975 of the Code, as applicable, that is not otherwise subject to a statutory exemption or prohibited transaction exemption issued by the Department of Labor, (3) the Plan’s funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

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

The Shares are designed to mirror as closely as possible the performance of the price of gold, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•

Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia;

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

The London PM Fix is currently the most widely used benchmark for daily gold prices and has historically been viewed as a full and fair representation of all market interest at the time the London PM Fix is determined. Beginning in early 2014, increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the London Gold Fix. For example, the press has reported that regulators in both Germany and the United Kingdom are currently reviewing the London Gold Fix as part of a wider review of how global benchmark rates are set. As of May 30, 2014, one member of The London Gold Market Fixing Ltd. had been sanctioned by regulators in the United Kingdom for failing to adequately manage conflicts of interest and other matters in connection with the London Gold Fix, and a senior trader for the firm has been sanctioned for inappropriate conduct relating to the London Gold Fix. It is possible that there may be additional regulatory actions brought against other members of The London Gold Market Fixing Ltd. Separately, several lawsuits have been filed against the member banks which establish the London Gold Fix for alleged manipulative conduct in connection with their role in determining the London Gold Fix. On May 13, 2014, Deutsche Bank AG ceased to participate in the London Gold Fix, leaving four member banks of The London Gold Market Fixing Ltd. as participants. There can be no assurance that any of the other member banks will not withdraw from the London Gold Fix process without finding a replacement.

Concerns about the integrity or reliability of the London PM Fix, even if eventually shown to be without merit, could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares. Because the net asset value of the Trust is determined using the London PM Fix, discrepancies in, or manipulation of the calculation of the London PM Fix could have an adverse impact on the value of an investment in the Shares. Furthermore, any concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the London PM Fix, such as the Shares. In addition, these concerns could potentially lead to both changes in the manner in which the London PM Fix is calculated and/or the discontinuance of the London Gold Fix altogether. Each of these factors could lead to less liquidity or greater price volatility for gold and products using the London PM Fix, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

On November 7, 2014, the London Bullion Market Association, or LBMA, announced that ICE Benchmark Administration, or IBA, was selected to be the third-party administrator for the LBMA Gold Price, a successor benchmark to the London PM Fix. IBA, an independent specialist benchmark administrator, will provide the price platform, methodology as well as the overall administration and governance for the LBMA Gold Price. The LBMA reported that it intends to develop a process of accreditation for gold price participants. In the interim the LBMA will work with IBA to prepare the LBMA Gold Price mechanism for the start of live testing, which is expected to go live in first quarter of 2015.

The Sponsor and the Trustee are monitoring the matters described above. The Trust will continue to use the London PM Fix to value the gold held by the Trust until the transition from the London Fix to the LBMA Gold Price is complete unless the Trustee, in consultation with the Sponsor, determines before such time that such price is inappropriate as a basis for evaluation of the Trust’s gold. In such event, or in the event the London PM Fix is no longer calculated, the Trustee and Sponsor will, in good faith, identify an alternative basis for the evaluation of the gold held by the Trust and take such action as they deem warranted. The use of an alternative indicator for the price of gold could result in materially different pricing of the gold in the Trust, which could result in materially different valuations of the Trust’s Shares. There can be no assurance that future changes to, or the discontinuance of, the London PM Fix will not have a material effect on the Trust’s operations, including the creation or redemption of Shares, or the trading price of Shares.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act, or “CEA”.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the Commodity Futures Trading Commission, or CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. A number of central banks have sold portions of their gold over the past 10 years, with the result that the official sector, taken as a whole, has been a net supplier to the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the Central Bank Gold Agreement, as amended, under which 21 of the world’s major central banks (including the European Central Bank) agree to limit the level of their gold sales and lending to the market. See “The Gold Industry—Sources of Gold Supply” and “Movements in the Price of Gold Since the Inception of the Trust” for more details. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

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

Under the Allocated Bullion Account Agreement, the Custodian agreed that it will hold all of the Trust’s gold bars in its own vault premises except when the gold bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the gold bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of the Trust’s gold bars may be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian. The Allocated Bullion Account Agreement is described in “Description of the Custody Agreements.”

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

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2014 and 2013.

	High	Low
Fiscal Year Ended September 30, 2014:
Quarter Ended
December 31, 2013	$130.56	$114.82
March 31, 2014	$133.10	$118.00
June 30, 2014	$128.04	$119.70
September 30, 2014	$128.78	$116.21

	High	Low
Fiscal Year Ended September 30, 2013:
Quarter Ended
December 31, 2012	$173.61	$159.71
March 31, 2013	$163.67	$151.41
June 30, 2013	$154.67	$115.92
September 30, 2013	$136.72	$118.09

As of October 31, 2014, there were approximately 204 DTC participating shareholders of record of the Trust.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
May 2014	$126.22	$120.43
June 2014	$128.04	$119.70
July 2014	$128.78	$123.39
August 2014	$126.31	$122.74
September 2014	$122.15	$116.21
October 2014	$120.02	$112.66
November 2014 (through November 21, 2014)	$115.39	$109.79

b) Not applicable

c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 915 Baskets (91,500,000 Shares) during the year ended September 30, 2014, including 186 Baskets (18,600,000 Shares) for the three months ended September 30, 2014 as set forth in the table below.

Period	Total number of shares redeemed	Average ounces of gold per share
7/1/14 to 7/31/14	3,600,000	0.09623
8/1/14 to 8/31/14	4,800,000	0.09621
9/1/14 to 9/30/14	10,200,000	0.09617

TOTAL	18,600,000	0.09619

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

(Amounts in 000’s of US$)	Year ended Sept 30, 2014	Year ended Sept 30, 2013	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010
Total gain (loss) on gold	$(96,630)	$4,735,252	$2,678,980	$7,579,013	$1,385,254
Net gain (loss) from operations	$(230,386)	$4,505,517	$2,407,207	$7,340,281	$1,208,132
Net cash flows from operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

(Amounts, except per share, are in 000’s of US$)	Year ended Sept 30, 2014	Year ended Sept 30, 2013	Year ended Sept 30, 2012	Year ended Sept 30, 2011	Year ended Sept 30, 2010
REVENUES
Proceeds from sales of gold to pay expenses	$135,509	$241,124	$271,687	$230,696	$170,598
Cost of gold sold to pay expenses	(129,207)	(188,717)	(183,724)	(147,576)	(124,764)

Gain on gold sold to pay expenses	6,302	52,407	87,963	83,120	45,834
Gain on gold distributed for the redemption of shares	374,322	4,682,845	2,591,017	7,495,893	1,339,420
Unrealized gain (loss) on investment in gold	(477,254)	—	—	—	—

Total gain (loss) on gold	(96,630)	4,735,252	2,678,980	7,579,013	1,385,254

EXPENSES
Custody fees	22,724	37,838	44,468	39,054	29,030
Trustee fees	2,000	2,000	2,000	2,000	2,000
Sponsor fees	50,158	86,152	101,916	89,517	66,249
Marketing agent fees	50,158	86,152	101,916	89,517	66,249
Other expenses	8,716	17,593	21,473	18,644	13,594

Total expenses	133,756	229,735	271,773	238,732	177,122

Net gain (loss) from operations	$(230,386)	$4,505,517	$2,407,207	$7,340,281	1,208,132

Net gain (loss) per share	$(0.85)	$11.75	$5.71	$17.87	$3.10

Weighted average number of shares	270,245	383,416	421,629	410,730	389,968

Statements of Financial Condition Data:

(Amounts in 000’s of US$, except for share data)	Sept 30, 2014	Sept 30, 2013	Sept 30, 2012	Sept 30, 2011	Sept 30, 2010
ASSETS
Investment in gold, at lower of average cost or market value(1)	$30,250,898	$35,812,777	$50,726,261	$42,736,696	$37,736,064
Gold receivable	—	—	—	—	255,409

Total Assets	$30,250,898	$35,812,777	$50,726,261	$42,736,696	$37,991,473

LIABILITIES
Gold payable	$140,368	$153,680	$602,591	$520,297	$76,622
Other liabilities	13,661	15,414	26,804	26,718	18,682

Total Liabilities	154,029	169,094	629,395	547,015	95,304

Redeemable Shares:
Shares at redemption value to investors(2)	30,096,869	38,623,537	75,389,813	64,137,833	54,809,779
Shareholders’ Deficit	—	(2,979,854)	(25,292,947)	(21,948,152)	(16,913,610)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$30,250,898	$35,812,777	$50,726,261	$42,736,696	$37,991,473

(1)	Investment in gold is held at the lower of average cost or market value. The average cost of Investment in Gold was $30,728,152 at September 30, 2014. The market value of Investment in Gold was $38,792,631 at September 30, 2013, $76,019,208 at September 30, 2012, $64,684,848 at September 30, 2011, and $54,649,674 at September 30, 2010.

(2)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 257,300,000 at September 30, 2014, 301,600,000 at September 30, 2013, 437,900,000 at September 30, 2012, 406,800,000 at September 30, 2011, and 429,200,000 at September 30, 2010.

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

As of the date of this annual report, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Newedge USA, LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price — November 18, 2004 to September 30, 2014

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

At the Valuation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix or, if no London PM Fix is made on such day or has not been announced by the Valuation Time, the next most recent London gold price fix (AM or PM) determined prior to the Valuation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. In the event the Trustee and the Sponsor determine that the London PM Fix or last prior London gold price fix (AM or PM) is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee. While we believe that the London PM Fix is an appropriate indicator of the value of gold, there are other indicators that are available that could be different than the London PM Fix. The use of such an alternative indicator could result in materially different fair value pricing of the gold in the Trust which could result in different lower of cost or market adjustments or redemption value adjustments of the outstanding redeemable Shares. There can be no assurance that a future change, if any, in the London PM Fix will not have a material effect on the Trust’s operations.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains on the Trust’s gold holdings at September 30, 2014 and 2013:

(Amount in 000’s of US$)	Sept 30, 2014	Sept 30, 2013

Investment in gold – average cost	$30,728,152	$35,812,777
Unrealized gain (loss) on investment in gold	(477,254)	2,979,854

Investment in gold – market value	$30,250,898	$38,792,631

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

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, except per share, are in 000’s of US$)	For the year ended Sept 30, 2014	For the year ended Sept 30, 2013	For the year ended Sept 30, 2012
Total gain (loss) on gold	$(96,630)	$4,735,252	$2,678,980
Net gain (loss) from operations	$(230,386)	$4,505,517	$2,407,207
Net cash flows from operating activities	$—	$—	$—

The Trust’s total gain (loss) on gold for the year ended September 30, 2014 of ($96,630) is made up of a gain of $6,302 on the sale of gold to pay expenses, plus a gain of $374,322 on gold distributed for the redemption of Shares, minus an unrealized (loss) of ($477,254) on investment in gold.

The Trust’s total gain (loss) on gold for the year ended September 30, 2013 of $4,735,252 is made up of a gain of $52,407 on the sale of gold to pay expenses plus a gain of $4,682,845 on gold distributed for the redemption of Shares.

The Trust’s total gain (loss) on gold for the year ended September 30, 2012 of $2,678,980 is made up of a gain of $87,963 on the sale of gold to pay expenses plus a gain of $2,591,017 on gold distributed for the redemption of Shares.

Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s )	Sept 30, 2014	Sept 30, 2013	Sept 30, 2012
Ounces of Gold:
Opening balance	29,244.4	42,803.6	39,928.9
Creations (excluding gold receivable at September 30, 2014 – 0, September 30, 2013 – 0, and at September 30, 2012 – 0)	4,547.2	4,944.8	8,225.8
Redemptions (excluding gold payable at September 30, 2014 – 115.3, September 30, 2013 – 115.9, and at September 30, 2012 – 339.3)	(8,819.3)	(18,348.0)	(5,187.1)
Sales of gold	(105.1)	(156.0)	(164.0)

Closing balance	24,867.2	29,244.4	42,803.6

Gold price per ounce – London PM Fix	$1,216.50	$1,326.50	$1,776.00

Market value of gold holdings	$30,250,898	$38,792,631	$76,019,208

Number of Shares:
Opening balance	301,600	437,900	406,800
Creations	47,200	51,100	84,700
Redemptions	(91,500)	(187,400)	(53,600)

Closing balance	257,300	301,600	437,900

Net Asset Value per share:
Creations	$124.85	$151.36	$164.77
Redemptions	$122.51	$142.44	$157.77
Shares at redemption value to investors at Year End	$30,096,869	$38,623,537	$75,389,813

Redemption Value per Redeemable Share at Year End	$116.97	$128.06	$172.16

Change in Redemption Value over the Period	(22.1)%	(48.8)%	17.5%

% Difference between Net Asset Value per share and market value of ounces represented by each share	(0.045)%	(0.040)%	(0.036)%

Results of Operations

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading in the Shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2014 an additional 47,200,000 Shares, (472 Baskets), were created in exchange for 4,547,201 ounces of gold, and 91,500,000 Shares (915 Baskets) were redeemed in exchange for 8,818,836 ounces of gold. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not issue Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2014, the amount of gold owned by the Trust was 24,751,771 ounces, with a market value of $30,110,529,883 (cost — $30,587,784,162), net of gold payable of 115,387 ounces with a market value of $140,368,276, based on the London PM Fix on September 30, 2014 (in accordance with the Trust Indenture).

As at September 30, 2014, the Custodian held 24,867,158 ounces of gold in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a market value of $30,250,898,159 (cost — $30,728,152,437). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 115,386.922 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

As at September 30, 2013, the amount of gold owned by the Trust was 29,128,497 ounces, with a market value of $38,638,951,541 (cost — $35,659,096,983) net of gold payable of 115,854 ounces with a market value of $153,680,251, based on the London PM Fix on September 30, 2013 (in accordance with the Trust Indenture).

As at September 30, 2013, the Custodian held 29,244,351 ounces in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a market value of $38,792,631,793 (cost — $35,812,777,235). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 115,854 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

As at September 30, 2012, the amount of gold owned by the Trust was 42,464,312 ounces, with a market value of $75,416,617,519 (cost — $50,123,670,948), net of gold payable of 339,296 ounces with a market value of 602,590,539 based on the London PM Fix on September 30, 2012 (in accordance with the Trust Indenture).

As at September 30, 2012, the Custodian held 42,803,608 ounces in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a market value of $76,019,208,058 (cost — $50,726,261,488). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 339,296 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

As at August 28, 2014, Inspectorate International Limited concluded the annual full count of the Trust’s gold bullion held by the Custodian. As at October 8, 2014, Inspectorate International Limited concluded reconciliation procedures from August 29, 2014 through September 30, 2014. The results can be found on www.spdrgoldshares.com.

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2014, 2013 and 2012. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2014, 2013 and 2012 was the same as those expenses, resulting in a zero cash balance at September 30, 2014, 2013 and 2012.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2014 and 2013 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price Of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements. This section identifies recent movements in the gold price.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2009 to September 30, 2014, and is based on the London PM Fix.

Daily gold price – October 1, 2009 to September 30, 2014

During the year between October 1, 2013 and September 30, 2014, the gold price based on the London PM Fix traded between $1,385.00 per ounce (March 14, 2014) and $1,195.25 (December 20, 2013), and the average was $1,284.06.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2014, 2013 and 2012, and for the period from the Date of Inception through September 30, 2014, based on the London PM Fix, were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to December 31, 2011	$1,684.93	(3)	$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,574.50	Dec 30, 2011	(2)
Three months to March 31, 2012	$1,690.57		$1,781.00	Feb 28, 2012	$1,598.00	Jan 03, 2012	$1,662.50	Mar 30, 2012
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Three months to December 31, 2013	$1,273.75		$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014
Three months to June 30, 2014	$1,288.44		$1,325.75	Apr 14, 2014	$1,242.75	Jun 03, 2014	$1,315.00	Jun 30, 2014
Three months to September 30, 2014	$1,281.21		$1,340.25	Jul 10, 2014	$1,213.50	Sep 22, 2014	$1,216.50	Sep 30, 2014
Twelve months ended September 30, 2012	$1,659.94		$1,795.00	Nov 08, 2011	$1,531.00	Dec 29, 2011	$1,776.00	Sep 28, 2012
Twelve months ended September 30, 2013	$1,522.43		$1,791.75	Oct 04, 2012	$1,192.00	Jun 28, 2013	$1,326.50	Sept 30, 2013
Twelve months ended September 30, 2014	$1,284.06		$1,385.00	Mar 14, 2014	$1,195.25	Dec 20, 2013	$1,216.50	Sep 30, 2014
November 12, 2004 (the inception of the Trust) to September 30, 2014	$1,061.17		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,216.50	Sep 30, 2014

(1)	The end of period gold price is the London PM Fix on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on December 31, 2011, 2012 and 2013. The London AM Fix on such business days was $1,574.50, $1,664.00 and $1,201.50, respectively. The Net Asset Value of the Trust on December 31, 2011 and 2012 and December 30, 2013 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for December 23rd and 30th for the period ended 2011, as well as for both December 24th and December 31st for the periods ended 2012 and 2013. For comparative purposes, the average was calculated using the London AM Fix on such business days. Accordingly, the Net Asset Value of the Trust for December 23rd and 30th for the period ended 2011, as well as December 24th and December 31st for the periods ended 2012 and 2013 was calculated using the London AM Fix.

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

Item 8.    Financial Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended September 30, 2014

(Amounts, except for per share, are in 000’s)	Three Months Ended				Year Ended Sep-30, 2014
	Dec-31, 2013	Mar-31, 2014	Jun-30, 2014	Sep-30, 2014
REVENUES
Proceeds from sales of gold to pay expenses	$37,989	$30,862	$32,991	$33,667	$135,509
Cost of gold sold to pay expenses	(36,789)	(28,838)	(31,419)	(32,161)	(129,207)

Gain on gold sold to pay expenses	1,200	2,024	1,572	1,506	6,302
Gain on gold distributed for the redemption of shares	135,907	90,573	98,995	48,847	374,322
Unrealized gain (loss) on investment in gold	(603,341)	603,341	—	(477,254)	(477,254)

Total gain (loss) on gold	(466,234)	695,938	100,567	(426,901)	(96,630)

EXPENSES
Custody fees	5,980	5,575	5,558	5,611	22,724
Trustee fees	504	493	499	504	2,000
Sponsor fees	13,245	12,316	12,230	12,367	50,158
Marketing agent fees	13,245	12,316	12,230	12,367	50,158
Other expenses	2,346	2,142	2,097	2,131	8,716

Total expenses	35,320	32,842	32,614	32,980	133,756

Net gain (loss) from operations	$(501,554)	$663,096	$67,953	$(459,881)	$(230,386)

Net gain (loss) per share	$(1.76)	$2.48	$0.26	$(1.73)	$(0.85)

Weighted average number of shares	285,051	267,259	263,349	265,182	270,245

Fiscal Period Ended September 30, 2013

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year Ended Sep-30, 2013
	Dec-31, 2012	Mar-31, 2013	Jun-30, 2013	Sep-30, 2013
REVENUES
Proceeds from sales of gold to pay expenses	$72,917	$68,293	$57,281	$42,633	$241,124
Cost of gold sold to pay expenses	(50,126)	(51,442)	(47,545)	(39,604)	(188,717)

Gain on gold sold to pay expenses	22,791	16,851	9,736	3,029	52,407
Gain on gold distributed for the redemption of shares	590,485	1,996,071	1,837,987	258,302	4,682,845
Unrealized gain (loss) on investment in gold	—	—	(840,230)	840,230	—

Total gain on gold	613,276	2,012,922	1,007,493	1,101,561	4,735,252

EXPENSES
Custody fees	12,142	10,950	8,072	6,674	37,838
Trustee fees	504	493	499	504	2,000
Sponsor fees	28,006	25,088	18,158	14,900	86,152
Marketing agent fees	28,006	25,088	18,158	14,900	86,152
Other expenses	6,023	5,282	3,533	2,755	17,593

Total expenses	74,681	66,901	48,420	39,733	229,735

Net gain from operations	$538,595	$1,946,021	$959,073	$1,061,828	$4,505,517

Net gain per share	$1.21	$4.54	$2.72	$3.46	$11.75

Weighted average number of shares	445,261	429,089	352,742	307,234	383,416

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2014.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2014, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2014. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2014.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2014 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2014.

November 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the

SPDR® Gold Trust

New York, New York

We have audited SPDR® Gold Trust’s (the “Trust”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust’s Sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Trust as of September 30, 2014 and September 30, 2013, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the three-year period ended September 30, 2014, and our report dated November 25, 2014 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 25, 2014

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

William Rhind is the Chief Executive Officer of the Sponsor. John Adrian Pound is the Chief Financial Officer and Treasurer of the Sponsor. The Sponsor is managed in accordance with Delaware Law by a Board of Directors composed of William J. Shea, Aram Shishmanian, Rocco Maggiotto and Neal Wolkoff.

William Rhind, age 35, is the Chief Executive Officer of the Sponsor. Mr. Rhind was appointed to that position on September 8, 2014, effective on the same date. Mr. Rhind has served as Managing Director, Institutional Investment of the World Gold Council, the ultimate parent of the Sponsor, since October 2013. He was previously employed by ETF Securities, an independent exchange-traded product provider, from March 2007 until September 2013. During his tenure at ETF Securities, he had a number of leadership roles, including as a Managing Director and as a member of the executive committee. Prior to that, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an Investment Banking Analyst at Nomura International in London. He is a graduate of the University of Bath in England with a Bachelor of Arts degree.

John Adrian Pound, age 45, is the Chief Financial Officer and Treasurer of the Sponsor. Mr. Pound was appointed to that position in March 2014. He joined the Sponsor in October 2013 as Chief Operating Officer, a role he still retains. Prior to joining the Sponsor, Mr. Pound worked for Deutsche Bank for 18 years, from May 1995 to June 2013, in roles of increasing responsibility. Mr. Pound holds a Bachelor of Social Science in Banking & Finance from Birmingham University and is a U.K. qualified Chartered Accountant.

William J. Shea, age 66, has served as Chairman of the Board of Directors of the Sponsor and a member of the Board’s Audit Committee since both were established in January 2013. He has also been a member of the Board’s Compensation Committee since it was established in May 2014. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Executive Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PriceWaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, Boston Private Financial Holdings, a public bank holding company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts and a Master of Arts in Economics.

Aram Shishmanian, age 63, has served as a Director on the Board of Directors of the Sponsor since it was established in January 2013. He has served as Chief Executive Officer of the World Gold Council, the ultimate parent of the Sponsor, since January 2009. Mr. Shishmanian was previously employed by Accenture plc, a multinational management consulting, technology services and outsourcing company. During his 27 years at Accenture and its predecessor companies from 1975 to 2003, Mr. Shishmanian held a number of leadership roles, including Global Managing Partner of the financial markets industry practice, before becoming a senior partner. He previously served as a Non-Executive Director of Resolution plc, the Senior Non-Executive Director of Victoria plc, a Non-Executive Director of a Swiss based asset-management company and several other companies. Prior to joining the World Gold Council, from 2005 to 2010, he was an independent member of the International Executive of Hogan Lovells LLP, one of the leading global law firms. He holds a Bachelor of Arts in Economics and a Master of Business Administration.

Rocco Maggiotto, age 63, has served as a Director on the Board of Directors of the Sponsor and Chairman of the Board’s Audit Committee since both were established in January 2013. He has also been a member of the Board’s Compensation Committee since it was established in May 2014. Mr. Maggiotto is the Chief Executive Officer and Co-Founder of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit institutions. From June 2006 to 2011, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, their global industry practices, their relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda. Prior to joining Zurich, from 2005 to 2006, he was a Senior Executive Advisor in Booz Allen Hamilton’s Management Consulting practice, and continues to consult with financial institutions through the Manchester Consulting Group which he founded in 2012. Mr. Maggiotto’ s previous career has included roles as Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc. from 2002 to 2005, as well as a Senior Partner for PricewaterhouseCoopers, where he was a member of their Global Leadership Team and was Global Markets Leader upon retiring in 2002. Mr. Maggiotto was also a Vice Chairman for the former Coopers & Lybrand, Managing Partner of their New York region and Chairman of its financial services industry practice worldwide. He also developed and managed their US Financial Services Industry Management Consulting business. Before that, he was a Partner with KPMG Management Consulting Practice in New York. Prior to joining KPMG, for sixteen years, Mr. Maggiotto held management positions with Marine Midland Bank and with HSBC covering finance, operations, management information systems and corporate services. Mr. Maggiotto serves on the boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, Canisius College, Canisius High School, the Council of Governing Bodies of New York State’s private colleges and universities, and is President of the Board of The Green Mountain Academy for Life Long Learning Manchester, VT. He is also a member of the Board of Directors for Lucid Inc., a publicly traded medical device company which does business as Caliber I. D. providing medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases. Mr. Maggiotto holds a Batchelor of Arts in Political Science and an a Master of Business Administration in Finance.

Neal Wolkoff, age 59, has served as a Director on the Board of Directors of the Sponsor and a member of the Board’s Audit Committee since both were established in January 2013. He has been the Chair of the Board’s Compensation Committee since it was established in May 2014. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. Mr. Wolkoff is a member of the Federal Reserve Bank of Chicago Working Group on Financial Markets. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive Chairman of that board. Mr. Wolkoff has also served on the Board of

Directors and Executive Committee of the National Futures Association. Mr. Wolkoff was Vice Chairman of the Board and a member of the Executive Committee of the Golda Och Academy (a Solomon Schechter School) in West Orange, NJ. He received a Bachelor of Arts and a Juris Doctor and is a member of the Bar of the State of New York.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended September 30, 2014 and 2013 were:

	Years Ended September 30
	2014	2013
Audit fees	$259,000	$259,000
Audit-related fees	175,000	239,861

Total	$434,000	$498,861

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2014, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit No.	Description
4.1	Trust Indenture dated November 12, 2004, is incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008, is incorporated by reference to Exhibit 4.1.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 1, 2011.
4.1.4	Amendment No. 4 to Trust Indenture dated June 18,2014, in incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 19,2014.
4.2	Form of Participant Agreement is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on November 8, 2004.
4.2.1	Amendment No. 1 to Participant Agreements, is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008, is incorporated by reference to Exhibit 4.2.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
4.2.3	Amendment No. 3 to Participant Agreements dated July 18,2014, is incorporated by reference to Exhibit 4.2.3 filed with the Registrant’s Current Report on Form 8-K filed on July 22, 2014.
4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004, is incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
10.1	First Amended and Restated Allocated Bullion Account Agreement dated June 1, 2011, is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 1, 2011.
10.2	First Amended and Restated Unallocated Bullion Account Agreement dated June 1, 2011, is incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 1, 2011.
10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on November 8, 2004.
10.3.1	Form of Amendment No. 1 to Participant Unallocated Bullion Account Agreement dated November 26, 2007, is incorporated by reference to Exhibit 10.3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement, is incorporated by reference to Exhibit 10.3.1 filed with the Registrant’s Registration Statement on Form S-3, File No. 333-151056, filed on May 20, 2008.

Exhibit No.	Description
10.4	Depository Agreement dated November 11, 2004, is incorporated by reference to Exhibit 10.4 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.5	License Agreement is incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on September 26, 2003.
10.6	Marketing Agent Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.6 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.6.1	Amendment No. 2 to Marketing Agent Agreement, is incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
10.6.2	Amendment No. 3 to Marketing Agent Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.6.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.6.3	Amendment No. 4 to Marketing Agent Agreement dated November 9, 2011, is incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed on November 9, 2011.
10.8	WGC/WGTS License Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.8.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.10 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.11	Amendment No. 1 dated December 5, 2005 to the Allocated Bullion Account Agreement, is incorporated by reference to Exhibit 10.11 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.12	SPDR Sublicense Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.13	Novation Agreement dated June 4, 2014, is incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
23.1	Consent of KPMG LLP
23.2	Consent of Carter Ledyard & Milburn LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the

SPDR®  Gold Trust

New York, New York

We have audited the accompanying statements of financial condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2014 and 2013, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the three-year period ended September 30, 2014. These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2014, expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 25, 2014

SPDR® GOLD TRUST

Statements of Financial Condition

at September 30, 2014 and 2013

(Amounts in 000’s of US$ except for share data)	Sept 30, 2014	Sept 30, 2013
ASSETS
Investment in Gold, at lower of average cost or market value(1)	$30,250,898	$35,812,777

Total Assets	$30,250,898	$35,812,777

LIABILITIES
Gold payable	$140,368	$153,680
Accounts payable to related parties	9,588	12,133
Accounts payable	315	2,136
Accrued expenses	3,758	1,145

Total Liabilities	154,029	169,094

Redeemable Shares:
Shares at redemption value to investors(2)	30,096,869	38,623,537

Shareholders’ Deficit	—	(2,979,854)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$30,250,898	$35,812,777

(1)	Investment in Gold is held at the lower of average cost or market value. The average cost of Investment in Gold at September 30, 2014 is $30,728,152. The market value of Investment in Gold at September 30, 2013 is $38,792,631.

(2)	Authorized share capital is unlimited and the par value of the Shares is $0.00. Shares issued and outstanding at September 30, 2014 was 257,300,000 and at September 30, 2013 is 301,600,000.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2014, 2013 and 2012

(Amounts in 000’s of US$ except for share and per share data)	Year ended Sept 30, 2014	Year ended Sept 30, 2013	Year ended Sept 30, 2012
REVENUES
Proceeds from sales of gold to pay expenses	$135,509	$241,124	$271,687
Cost of gold sold to pay expenses	(129,207)	(188,717)	(183,724)

Gain on gold sold to pay expenses	6,302	52,407	87,963
Gain on gold distributed for the redemption of shares	374,322	4,682,845	2,591,017
Unrealized gain (loss) on investment in gold	(477,254)	—	—

Total gain (loss) on gold	(96,630)	4,735,252	2,678,980

EXPENSES
Custody fees	22,724	37,838	44,468
Trustee fees	2,000	2,000	2,000
Sponsor fees	50,158	86,152	101,916
Marketing agent fees	50,158	86,152	101,916
Other expenses	8,716	17,593	21,473

Total expenses	133,756	229,735	271,773

Net gain (loss) from operations	$(230,386)	$4,505,517	$2,407,207

Net gain (loss) per share	$(0.85)	$11.75	$5.71

Weighted average number of shares	270,245	383,416	421,629

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flows

For the years ended September 30, 2014, 2013 and 2012

(Amounts in 000’s of US$)	Year ended Sept 30, 2014	Year ended Sept 30, 2013	Year ended Sept 30, 2012
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$135,509	$241,124	$271,687
Cash expenses paid	(135,509)	(241,124)	(271,687)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares – net of gold receivable	$5,893,107	$7,734,465	$13,956,415

Value of gold distributed for redemption of shares – net of gold payable	$10,834,448	$22,268,988	$5,807,247

(Amounts in 000’s of US$)	Year ended Sept 30, 2014	Year ended Sept 30, 2013	Year ended Sept 30, 2012
RECONCILIATION OF NET GAIN (LOSS) FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain (loss) from operations	$(230,386)	$4,505,517	$2,407,207
Adjustments to reconcile net gain (loss) to net cash provided by operating activities
(Increase)/Decrease in investment in gold	5,561,879	14,913,484	(7,989,565)
(Increase)/Decrease in gold receivable	—	—	—
Increase/(Decrease) in gold payable	(13,312)	(448,911)	82,294
Increase/(Decrease) in liabilities	(1,753)	(11,390)	86
Increase/(Decrease) in redeemable Shares
Creations	5,893,107	7,734,465	13,956,415
Redemptions	(11,209,535)	(26,693,165)	(8,456,437)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended September 30, 2014, 2013 and 2012

(Amounts in 000’s of US$)	Sept 30, 2014	Sept 30, 2013	Sept 30, 2012
Shareholders’ Deficit – Opening Balance	$(2,979,854)	$(25,292,947)	$(21,948,152)
Net gain (loss) from operations for the period	(230,386)	4,505,517	2,407,207
Adjustment of redeemable shares to redemption value	3,210,240	17,807,576	(5,752,002)

Shareholders’ Deficit – Closing Balance	$—	$(2,979,854)	$(25,292,947)

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

2    Significant accounting policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Certain amounts in 2013 and 2012 have been reclassified to conform to current presentation. The following is a summary of significant accounting policies followed by the Trust.

2.1    Valuation of Gold

Gold is held by HSBC Bank USA, N.A. (the “Custodian”) on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the price of gold set by the London gold fix (“London Fix”) used to determine the Net Asset Value (“NAV”) of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of shares, are calculated on a trade date basis using average cost.

The table below summarizes the impact of unrealized gains or losses on the Trust’s gold holdings as of September 30, 2014 and 2013:

(Amounts in 000’s of US$)	Sept 30, 2014	Sept 30, 2013
Investment in gold – average cost	$30,728,152	$35,812,777
Unrealized gain (loss) on investment in gold	(477,254)	2,979,854

Investment in gold – market value	$30,250,898	$38,792,631

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

(Amounts in 000’s of US$)	Sept 30, 2014	Sept 30, 2013
Gold receivable	$0	$0

SPDR® GOLD TRUST

Notes to the Financial Statements

2.3    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Sept 30, 2014	Sept 30, 2013
Gold payable	$140,368	$153,680

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statements of Financial Condition. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the years ended September 30, 2014, 2013 and 2012 are as follows:

(Amounts in 000’s)	Sept 30, 2014	Sept 30, 2013	Sept 30, 2012
Number of Redeemable Shares:
Opening balance	301,600	437,900	406,800
Creations	47,200	51,100	84,700
Redemptions	(91,500)	(187,400)	(53,600)

Closing balance	257,300	301,600	437,900

(Amounts in 000’s of US$ except per Share)	Sept 30, 2014	Sept 30, 2013	Sept 30, 2012
Redeemable Shares:
Opening balance	$38,623,537	$75,389,813	$64,137,833
Creations	5,893,107	7,734,465	13,956,415
Redemptions	(11,209,535)	(26,693,165)	(8,456,437)
Adjustment to redemption value	(3,210,240)	(17,807,576)	5,752,002

Closing balance	30,096,869	$38,623,537	$75,389,813

Redemption value per redeemable share at period end	$116.97	$128.06	$172.16

Net gain (loss) per share represents basic net gain (loss) per share because there are no dilutive equity instruments authorized or outstanding.

SPDR® GOLD TRUST

Notes to the Financial Statements

2.5    Revenue Recognition Policy

BNY Mellon Asset Servicing, a division of The Bank of New York Melon (the “Trustee”), will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold, the Trustee will endeavor to sell at the price established by the London Fix at 3:00 PM London time (“London PM Fix”). The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London gold price fix (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold.

2.6    Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2014 or 2013.

3    Investment in Gold

The following represents the changes in ounces of gold and the respective values for the years ended September 30, 2014, 2013 and 2012:

(Ounces of gold are in 000’s and value of gold is in 000’s of US$)	Sept 30, 2014	Sept 30, 2013	Sept 30, 2012
Ounces of Gold:
Opening balance	29,244.4	42,803.6	39,928.9
Creations (excluding gold receivable at September 30, 2014 – 0, at September 30, 2013 – 0 and at September 30, 2012 – 0)	4,547.2	4,944.8	8,225.8
Redemptions (excluding gold payable at September 30, 2014 – 115.3, at September 30, 2013 – 115.9 and at September 30, 2012 – 339.3)	(8,819.3)	(18,348.0)	(5,187.1)
Sales of gold	(105.1)	(156.0)	(164.0)

Closing balance	24,867.2	29,244.4	42,803.6

Investment in Gold (lower of cost or market):
Opening balance	$35,812,777	$50,726,261	$42,736,696
Creations (excluding gold receivable at September 30, 2014 – $0, at September 30, 2013 – $0, and at September 30, 2012 – $0)	5,893,107	7,734,465	13,956,415
Redemptions (excluding gold payable at September 30, 2014 – $ 140,368, September 30, 2013 – $153,680, and at September 30, 2012 – $602,591)	(10,848,525)	(22,459,232)	(5,783,126)
Sales of gold	(129,207)	(188,717)	(183,724)
Unrealized loss on investment in gold	(477,254)	—	—

Closing balance	$30,250,898	$35,812,777	$50,726,261

SPDR® GOLD TRUST

Notes to the Financial Statements

4    Quarterly Statements of Operations

Fiscal Period Ended September 30, 2014

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year to Sep-30, 2014
	Dec-31, 2013	Mar-31, 2014	Jun-30, 2014	Sep-30, 2014
REVENUES
Proceeds from sales of gold to pay expenses	$37,989	$30,862	$32,991	$33,667	$135,509
Cost of gold sold to pay expenses	(36,789)	(28,838)	(31,419)	(32,161)	(129,207)

Gain on gold sold to pay expenses	1,200	2,024	1,572	1,506	6,302
Gain on gold distributed for the redemption of shares	135,907	90,573	98,995	48,847	374,322
Unrealized gain (loss) on investment in gold	(603,341)	603,341	—	(477,254)	(477,254)

Total gain (loss)on gold	(466,234)	695,938	100,567	(426,901)	(96,630)

EXPENSES
Custody fees	5,980	5,575	5,558	5,611	22,724
Trustee fees	504	493	499	504	2,000
Sponsor fees	13,245	12,316	12,230	12,367	50,158
Marketing agent fees	13,245	12,316	12,230	12,367	50,158
Other expenses	2,346	2,142	2,097	2,131	8,716

Total expenses	35,320	32,842	32,614	32,980	133,756

Net gain (loss) from operations	$(501,554)	$663,096	$67,953	$(459,881)	$(230,386)

Net gain per (loss) share	$(1.76)	$2.48	$0.26	$(1.73)	$(0.85)

Weighted average number of shares	285,051	267,259	263,349	265,182	270,245

SPDR® GOLD TRUST

Notes to the Financial Statements

4    Quarterly Statements of Operations (continued)

Fiscal Period Ended September 30, 2013

(Amounts in 000’s of US$ except for share and per share data)	Three Months Ended				Year Ended Sep-30, 2013
	Dec-31, 2012	Mar-31,2013	Jun-30, 2013	Sep-30, 2013
REVENUES
Proceeds from sales of gold to pay expenses	$72,917	$68,293	$57,281	$42,633	$241,124
Cost of gold sold to pay expenses	(50,126)	(51,442)	(47,545)	(39,604)	(188,717)

Gain on gold sold to pay expenses	22,791	16,851	9,736	3,029	52,407
Gain on gold distributed for the redemption of shares	590,485	1,996,071	1,837,987	258,302	4,682,845
Unrealized gain (loss) on investment in gold	—	—	(840,230)	840,230	—

Total gain on gold	613,276	2,012,922	1,007,493	1,101,561	4,735,252

EXPENSES
Custody fees	12,142	10,950	8,072	6,674	37,838
Trustee fees	504	493	499	504	2,000
Sponsor fees	28,006	25,088	18,158	14,900	86,152
Marketing agent fees	28,006	25,088	18,158	14,900	86,152
Other expenses	6,023	5,282	3,533	2,755	17,593

Total expenses	74,681	66,901	48,420	39,733	229,735

Net gain from operations	$538,595	$1,946,021	$959,073	$1,061,828	$4,505,517

Net gain per share	$1.21	$4.54	$2.72	$3.46	$11.75

Weighted average number of shares	445,261	429,089	352,742	307,234	383,416

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

Under the Marketing Agent Agreement, as amended, if at the end of any month, the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent will waive the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. Investors should be aware that if the gross value of the Trust assets is less than approximately $1.0 billion, the ordinary expenses of the Trust (including the fees and expenses of the Trustee and the Custodian, printing and mailing costs, legal and audit fees, registration fees and listing fees) will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust. Additionally, if the Trust incurs unforeseen expenses that cause the total of such ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust those expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust.

For the years ended September 30, 2014, 2013 and 2012 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were not reduced.

Amounts Payable to Related Parties

(Amounts in 000’s of US$)	Sept 30, 2014	Sept 30, 2013
Payable to Custodian	$1,748	$2,190
Payable to Trustee	164	165
Payable to Sponsor	3,838	4,889
Payable to Marketing Agent	3,838	4,889

Accounts payable to related parties	$9,588	$12,133

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

7.    Indemnification

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

8.    Accounting Pronouncement

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-08, Financial Services – Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08). ASU 2013-08 which amends the current criteria for determining whether an entity qualifies as an investment company for accounting purposes, modifies the measurement criteria for certain interests in other investment companies, and includes new disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods for fiscal years

SPDR® GOLD TRUST

Notes to the Financial Statements

8.    Accounting Pronouncement (continued)

beginning after December 15, 2013. Early application is prohibited. Assessment of the Trust’s status as an investment company under ASU 2013-08 determined that the Trust meets the characteristics of an investment company for accounting purposes.

The Trust will adopt ASU 2013-08 for all prospective interim and annual reporting periods beginning October 1, 2014. Upon adoption of ASU 2013-08, financial statements and disclosures for periods preceding October 1, 2014 will continue to be presented in their previously reported form, however certain captions will be amended. Management of the Trust has determined that the primary changes to the Trust’s financial statements as a result of adopting ASU 2013-08 will include:

•

The reporting of Investment in Gold at fair value on the Statement of Financial Condition, which was previously (and inclusive of these financial statements) reported at the lower of cost or market value;

•

Recognition of the change in unrealized appreciation (depreciation) from Investment in Gold within the Statement of Operations, which was previously (and inclusive of these financial statements) reported as Adjustment of redeemable shares to redemption value on the Statement of Changes in Shareholders’ Deficit;

•

Shares of the Trust to be classified as Shareholders’ equity, representing the net asset value on the Statement of Financial Condition, which was previously (and inclusive of these financial statements) classified as Redeemable Shares;

•	The addition of a Schedule of Investments as well as a Financial Highlights note to the financial statements.

Management of the Trust does not anticipate there to be a cumulative effect adjustment to the net asset value of the Trust as a result of adopting ASU 2013-08, as the fair value of the Trust’s Investment in Gold equated to the carrying value of Investment in Gold as of September 30, 2014, therefore resulting in no accumulated shareholders’ deficit.

9.    Subsequent Events

The Sponsor filed a Definitive Consent Solicitation Statement (the “Consent Solicitation”) with the SEC on June 19, 2014 with respect to a proposal to amend and restate the Trust Indenture of the Trust to (i) implement a unitary fee structure and cap investor ordinary fees at 0.40% of the NAV each year and (ii) permit the Sponsor to compensate its affiliates for providing marketing and other services to the Trust without any additional cost to the Trust. The voting period for the Consent Solicitation has been extended to December 17, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC Sponsor of the SPDR® Gold Trust (Registrant)

/s/ William Rhind
William Rhind Chief Executive Officer

/s/ John Adrian Pound
John Adrian Pound Chief Financial Officer and Treasurer

/s/ William J. Shea
William J. Shea Director

/s/ Aram Shishmanian
Aram Shishmanian Director

/s/ Rocco Maggiotto
Rocco Maggiotto Director

/s/ Neal Wolkoff
Neal Wolkolff Director

Date: November 25, 2014

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the Registrant.