Form 10-Q
period 2015-03-31
SPDR GOLD TRUST
filed 2015-05-06
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015

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

As of May 4, 2015 the Registrant had 248,500,000 Shares outstanding.

SPDR® GOLD TRUST

i

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Statements of Financial Condition

at March 31, 2015 and September 30, 2014

(Amounts in 000’s of US$ except for share data)	Mar-31, 2015(1)	Sep-30, 2014(2)
ASSETS
Investment in Gold (cost at March 31, 2015: $29,341,052)	$28,135,366	$30,250,898	(3)

Total Assets	$28,135,366	$30,250,898

LIABILITIES
Gold payable	$—	$140,368
Accounts payable to related parties and other vendors	8,130	9,588
Accounts payable	2,015	315
Accrued expenses	1,905	3,758

Total Liabilities	12,050	154,029
Redeemable Shares:
Shares at redemption value to investors	—	30,096,869

Net Assets	$28,123,316	—

Total Liabilities, Redeemable Shares & Shareholders’ Equity		$30,250,898

Shares issued and outstanding(3)	246,900,000	257,300,000
Net asset value per Share	$113.91

(1)	Effective October 1, 2014, the SPDR® Gold Trust (the “Trust”) adopted the financial presentation provisions for an investment company. See note 2.2 to our unaudited financial statements.
(2)	Represents audited statement of financial condition as of September 30, 2014 prior to adoption of provisions for an investment company for accounting purposes.
(3)	Investment in Gold is held at the lower of average cost or market value. The average cost of Investment in Gold at September 30, 2014 is $30,728,152.
(4)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements

Unaudited Schedule of Investment(1)

March 31, 2015

(Amounts in 000’s except for percentages)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	23,702.9	$29,341,052	$28,135,366	100.04%

Total Investments		$29,341,052	$28,135,366	100.04%
Liabilities in excess of other assets			(12,050)	(0.04)%

Net Assets			$28,123,316	100.00%

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. Disclosure of a schedule of investments is required for investment companies. See note 2.2 to our unaudited financial statements.

See notes to the unaudited financial statements.

Unaudited Statements of Operations

For the three and six months ended March 31, 2015 and 2014

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2015(1)	Three Months Ended Mar-31, 2014	Six Months Ended Mar-31, 2015(1)	Six Months Ended Mar-31, 2014
REVENUES
Proceeds from sales of gold to pay expenses	$—	$30,862	$—	$68,851
Cost of gold sold to pay expenses	—	(28,838)	—	(65,627)

Gain on gold sold to pay expenses	—	2,024	—	3,224
Gain on gold distributed for the redemption of shares	—	90,573	—	226,480
Unrealized gain/(loss) on investment in gold	—	603,341	—	—

Total gain/(loss) on gold	—	695,938	—	229,704

EXPENSES
Custody fees	4,926	5,575	9,836	11,555
Trustee fees	493	493	997	997
Sponsor fees	9,811	12,316	20,739	25,561
Marketing agent fees	9,811	12,316	20,739	25,561
Other expenses	4,770	2,142	9,186	4,488

Total expenses	29,811	32,842	61,497	68,162

Fees waived	(948)	—	(4,097)	—

Net expenses	28,863	32,842	57,400	68,162

Net investment loss	(28,863)		(57,400)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(815)	—	(1,714)	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(59,785)	—	(166,647)	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(395,204)	—	(728,432)	—

Net realized and change in unrealized gain/(loss) on investment in gold	(455,804)	—	(896,793)	—

Net income/(loss)	$(484,667)	$663,096	$(954,193)	$161,542

Net income/(loss) per share	$(1.94)	$2.48	$(3.85)	$0.58

Weighted average number of shares	250,387	267,259	247,854	276,253

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our unaudited financial statements.

See notes to the unaudited financial statements

Unaudited Statements of Cash Flows

For the three and six months ended March 31, 2015 and 2014

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2015	Three Months Ended Mar-31, 2014	Six Months Ended Mar-31, 2015	Six Months Ended Mar-31, 2014
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$29,833	$30,862	$59,011	$68,851
Cash expenses paid	(29,833)	(30,862)	(59,011)	(68,851)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$3,302,767	$2,398,426	$4,289,071	$3,225,588

Value of gold distributed for redemption of shares — net of gold payable	$2,019,339	$1,714,774	$5,308,431	$6,489,826

(Amount in 000’s of US$)	Three Months Ended Mar-31, 2015	Three Months Ended Mar-31, 2014	Six Months Ended Mar-31, 2015	Six Months Ended Mar-31, 2014
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(484,667)	$663,096	$(954,193)	$161,542
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	29,833	—	59,011	—
Net realized (gain)/loss from investment in gold sold to pay expenses	815	—	1,714	—
Net realized (gain)/loss from gold distributed for the redemption of shares	59,785	—	166,647	—
Net change in unrealized (appreciation)/depreciation on investment in gold	395,204	—	728,432	—
(Increase)/Decrease in investment in gold	—	(1,270,321)	—	3,475,914
Increase/(Decrease) in gold payable	—	(69,956)	—	8,116
Increase/(Decrease) in liabilities	(970)	1,981	(1,611)	(688)
Increase/(Decrease) in redeemable shares
Creations	—	2,398,426	—	3,225,587
Redemptions	—	(1,723,226)	—	(6,870,471)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements

Unaudited Statement of Changes in Net Assets

For the six months ended March 31, 2015 and year ended September 30, 2014

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2015(2)	Year Ended Sep-30, 2014(3)
Net Assets - Opening Balance(1)	$30,096,869	$(2,979,854)
Creations	4,289,071	—
Redemptions	(5,308,431)	—
Net investment loss	(57,400)	—
Net realized gain/(loss) from investment in gold sold to pay expenses	(1,714)	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(166,647)	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(728,432)	—
Net income/(loss)	—	(230,386)
Adjustment of Redeemable Shares to redemption value	—	3,210,240

Net Assets - Closing Balance	$28,123,316	$—

(1)	The Trust reclassified redeemable capital shares as of September 30, 2014 into net assets as part of its transition to investment company accounting effective October 1, 2014. See note 2.2 to our unaudited financial statements. The opening balance for the year ended September 30, 2014 represents Shareholders’ Deficit.
(2)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our unaudited financial statements.
(3)	Represents audited statement of changes in shareholders’ equity/(deficit) for the year ended September 30, 2014.

See notes to the unaudited financial statements

Notes to the Unaudited Financial Statements

1.	Organization

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Trustee”) does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risk of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Shares.

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

The statements of financial condition and schedule of investment at March 31, 2015, the statements of operations and of cash flows for the three and six months ended March 31, 2015 and 2014 and the statement of changes in net assets for the six months ended March 31, 2015 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2015 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The results of operations for the six months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Trust’s investments at fair value as of March 31, 2015:

	Level 1	Level 2	Level 3
Investment in Gold	$28,135,366	$—	$—

Total	$28,135,366	$—	$—

On March 20, 2015, the LBMA Gold Price was initiated and replaced the London Gold Fix. ICE Benchmark Administration Limited (“IBA”) an independent specialist benchmark administrator, provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold which started at 3:00 PM London, England time and was performed by the four members of the London Gold Fix. Beginning March 20, 2015 the Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price is made on a particular evaluation day or if the LBMA Gold Price has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

As of April 1, 2015, the FCA in the U.K. regulates the LBMA Gold Price.

While we believe that the LBMA Gold Price is an appropriate indicator of the value of gold, there are other indicators that are available that could be different than the LBMA Gold Price. The use of such an alternative indicator could result in materially different fair value pricing of the gold in the Trust which could result in market adjustments or redemption value adjustments of the outstanding redeemable Shares.

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

Effective December 22, 2014, HSBC Bank plc (the “Custodian”) took over custodial responsibilities of the Trust from HSBC Bank USA, N.A. Gold is held by the Custodian, on behalf of the Trust. Beginning October 1, 2014, the gold held by the Trust is reported at fair value on the Statements of Financial Condition. Prior to October 1, 2014, the gold held by the Trust was reported at the lower of cost or market, using the average cost method.

2.5.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2015	Sep-30, 2014
Gold receivable	$—	$—

2.6.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2015	Sep-30, 2014
Gold payable	$—	$140,368

2.7.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition as of September 30, 2014 and as Net Assets as of March 31, 2015. The Trust records the redemption value, which represents its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the six months ended March 31, 2015 and for the year ended September 30, 2014, are as follows:

(All amounts are in 000’s)	Six Months Ended Mar-31, 2015	Year Ended Sep-30, 2014
Activity in Number of Shares Issued and Outstanding:
Creations	35,700	47,200
Redemptions	(46,100)	(91,500)

Net increase/(decrease) Shares Issued and Outstanding	(10,400)	(44,300)

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2015	Year Ended Sep-30, 2014
Activity in Value of Shares Issued and Outstanding:
Creations	$4,289,071	$5,893,107
Redemptions	(5,308,431)	(11,209,535)

Net increase/(decrease) Shares Issued and Outstanding	$(1,019,360)	$(5,316,428)

2.8.	Revenue Recognition Policy

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, when selling gold, the Trustee will endeavor to sell at the price established by the LBMA Gold Price PM. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next LBMA Gold Price (either AM or PM) following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statement of Operations.

During the six month period ended March 31, 2015, the fair value of gold contributed amounted to $4,289,070,849. The total cost and fair value of gold distributed and sold was $5,535,803,815 and $5,367,443,170, respectively, resulting in a net realized loss of $168,360,645.

During the six month period ended March 31, 2014, the fair value of gold contributed amounted to $3,225,587,538. The total cost and fair value of gold distributed and sold was $6,709,617,854 and $6,939,321,686, respectively, resulting in a net realized gain of $229,703,831.

2.9.	Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2015 or September 30, 2014.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2015, the 2014, 2013, 2012 and 2011 tax years remain open for examination. There are no examinations in progress at period end.

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

Fees are paid to the Custodian under the Allocated Bullion Account Agreement between the Trustee and the Custodian (as amended, the “Allocated Bullion Account Agreement”) as compensation for its custody services. Under the Allocated Bullion Account Agreement, the Custodian’s fee is computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (“Trust Allocated Account”) and the Trust’s unallocated gold account (“Trust Unallocated Account”) and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the “Marketing Agent”), by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement, between the Sponsor and the Marketing Agent (as amended, the “Marketing Agent Agreement”). The Marketing Agent’s fee is payable monthly in arrears and is accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below.

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Under the Marketing Agent Agreement, if at the end of any month, the estimated ordinary expenses of the Trust exceed an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent will waive the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. Investors should be aware that, if the gross value of the Trust assets is less than approximately $1.0 billion, the ordinary expenses of the Trust (including the fees and expenses of the Trustee and the Custodian, printing and mailing costs, legal and audit fees, registration fees and listing fees) will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust. Additionally, if the Trust incurs unforeseen expenses that cause the total of such ordinary expenses of the Trust to exceed 0.70% per year of the daily ANAV of the Trust those expenses will accrue at a rate greater than 0.40% per year of the daily ANAV of the Trust, even after the Sponsor and the Marketing Agent have completely waived their combined fees of 0.30% per year of the daily ANAV of the Trust.

For the six months ended March 31, 2015, the Sponsor and the Marketing Agent each waived their fees in the amount of $2,047,695 since the Trust’s ordinary expenses exceeded 0.40% per year of the daily ANAV of the Trust. The Sponsor and Marketing Agent did not waive their fees for the six months ended March 31, 2014.

The Sponsor filed a Definitive Consent Solicitation Statement (the “Consent Solicitation”) with the SEC on June 19, 2014 with respect to a proposal to amend and restate the Trust Indenture of the Trust to (i) implement a unitary fee structure and cap investor ordinary fees at 0.40% of the NAV each year and (ii) permit the Sponsor to compensate its affiliates for providing marketing and other services to the Trust without any additional cost to the Trust. The shareholders approved the proposal in its entirety on February 25, 2015. The proposal has not yet been implemented.

Amounts Payable to Related Parties and Other Vendor Agreements

(Amounts in 000’s of US$)	Mar-31, 2015	Sep-30, 2014
Payable to Custodian	$1,660	$1,748
Payable to Trustee	170	164
Payable to Sponsor	3,150	3,838
Payable to Marketing Agent	3,150	3,838

Accounts Payable to Related Parties and Other Vendors	$8,130	$9,588

4.	Concentration of Risk

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the six-month period ended March 31, 2015. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Six Months Ended March 31, 2015
Net Asset Value
Net asset value per Share, beginning of period	$116.97

Net investment income/(loss)	(0.23)
Net Realized and Change in Unrealized Gain (Loss)	(2.83)

Net Income/(Loss)	(3.06)

Net asset value per Share, end of period	$113.91

Market value per Share, beginning of period	$116.21

Market value per Share, end of period	$113.66

Ratio to average net assets
Net Investment Loss(1)	(0.40)%

Gross Expenses(1)	0.43%

Net expenses(1), (3)	0.40%

Total Return, at net asset value(2)	(2.62)%

Total Return, at market value(2)	(2.19)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.
(3)	Net expense ratio reflects fee waivers for the six months ended March 31, 2015.

7.	Subsequent Events

The Sponsor has evaluated subsequent events through the issuance of financial statements and determined that no events have occurred that require disclosure.

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

As of the date of this quarterly report, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, Scotia Capital (USA) Inc., UBS Securities LLC, and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price from November 18, 2004 to March 31, 2015

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Valuation of Gold, Definition of NAV and ANAV

As of the LBMA Gold Price on each day that the NYSE Arca is open for regular trading or, if there is no LBMA Gold Price on such day or the LBMA Gold Price PM has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day (the “Valuation Time”), the Trustee values the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Valuation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA Gold Price PM or, if no LBMA Gold Price PM is made on such day or has not been announced by the Valuation Time, the next most recent LBMA Gold Price (AM or PM) determined prior to the Valuation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. In the event the Trustee and the Sponsor determine that the LBMA Gold Price PM or last prior LBMA Gold Price (AM or PM) is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee. While we believe that the LBMA Gold Price is an appropriate indicator of the value of gold, there are other indicators that are available that could be different than the LBMA Gold Price. The use of such an alternative indicator could result in materially different fair value pricing of the gold in the Trust which could result in different market value adjustments or redemption value adjustments of our outstanding redeemable Shares.

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

Critical Accounting Policy

Valuation of Gold

Effective December 22, 2014, HSBC Bank plc (the “Custodian”) assumed custodial responsibilities of the Trust from HSBC Bank USA, N.A.. Gold is held by the Custodian, on behalf of the Trust. Beginning October 1, 2014, the gold held by the Trust is reported at fair value on the Statements of Financial Condition. Prior to October 1, 2014, the gold held by the Trust was reported at the lower of cost or market, using the average cost method.

Results of Operations

In the six months ended March 31, 2015, an additional 35,700,000 Shares (357 Baskets) were created in exchange for 3,428,834 ounces of gold, 46,100,000 Shares (461 Baskets) were redeemed in exchange for 4,543,957 ounces of gold, and 49,116 ounces of gold were sold to pay expenses.

As at March 31, 2015, the Custodian held 23,702,920 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a fair value of $28,135,365,641 (cost $29,341,051,196) based on the LBMA Gold Price PM on March 31, 2015. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

As at September 30, 2014, the amount of gold owned by the Trust was 24,751,771 ounces, with a market value of $30,110,529,883 (cost $30,587,784,162), net of gold payable of 115,387 ounces with a market value of $140,368,276, based on the London PM Fix on September 30, 2014 (in accordance with the Trust Indenture).

As at September 30, 2014, the Custodian held 24,867,158 ounces of gold in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a fair value of $30,250,898,159 (cost $30,728,152,437). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 115,387 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

As at March 20, 2015, Inspectorate International Limited concluded the annual random sample count of the Trust’s gold bullion held by the Custodian. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At March 31, 2015 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2010 to March 31, 2015, and is based on the London PM Fix until March 19, 2015 and thereafter is based on the LBMA Gold Price PM.

Daily gold price - April 1, 2010 to March 31, 2015

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through March 31, 2015, based on the LBMA Gold Price PM (formerly, the London PM Fix), were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to June 30, 2012	$1,609.49		$1,677.50	Apr 02, 2012	$1,540.00	May 30, 2012	$1,598.50	Jun 29, 2012
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Three months to December 31, 2013	$1,273.75	(3)	$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014
Three months to June 30, 2014	$1,288.44		$1,325.75	Apr 14, 2014	$1,242.75	Jun 03, 2014	$1,315.00	Jun 30, 2014
Three months to September 30, 2014	$1,281.21		$1,340.25	Jul 10, 2014	$1,213.50	Sep 22, 2014	$1,216.50	Sep 30, 2014
Three months to December 31, 2014	$1,200.69	(3)	$1,250.25	Oct 21, 2014	$1,142.00	Nov 05, 2014	$1,199.25	Dec 31, 2014	(2)
Three months to March 31, 2015	$1,217.37		$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015

Twelve months ended March 31, 2013	$1,654.18		$1,791.75	Oct 04, 2012	$1,540.00	May 30, 2012	$1,598.25	Mar 28, 2013
Twelve months ended March 31, 2014	$1,326.41		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,291.75	Mar 31, 2014
Twelve months ended March 31, 2015	$1,247.11		$1,340.25	Jul 10, 2014	$1,142.00	Nov 05, 2014	$1,187.00	Mar 31, 2015

November 12, 2004 to March 31, 2015	$1,068.21		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,187.00	Mar 31, 2015

(1)	The end of period gold price is the LBMA Gold Price PM (formerly, the London PM Fix) on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on the last business day of December 2012, 2013 and 2014. The London AM Fix on such business days was $1,664.00, $1,201.50 and $1,199.25, respectively. The Net Asset Value of the Trust on December 31, 2012 and December 30, 2013 and December 31, 2014 was calculated using the London AM Fix, in accordance with the Trust Indenture.
(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2012, 2013 and 2014. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2012, 2013 and 2014, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments.

Item 4.	Controls and Procedures

Disclosure controls and procedures. Under the supervision and with the participation of the Sponsor, including its chief executive officer and chief financial officer, the certifying officers carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K, except for the following:

The value of the gold held by the Trust is determined using the recently established LBMA Gold Price PM. Potential discrepancies in the calculation of the LBMA Gold Price PM, as well as any future changes to the LBMA Gold Price PM, could impact the value of the gold held by the Trust and could have an adverse effect on the value of an investment in the Shares.

The LBMA Gold Price is determined twice each business day (10:30 a.m. and 3:00 p.m. London time) by the participants in a physically settled, electronic and tradable auction administered by the IBA using a bidding process that determines the price of gold by matching buy and sell orders submitted by the participants for the applicable auction time. The net asset value of the Trust is determined each day the Trust’s principal market, the NYSE Arca, is open for regular trading, using the LBMA Gold Price PM. If the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the net asset value of the Trust. The Trust, the Sponsor, and the Trustee do not participate in establishing the LBMA Gold Price PM. Other trusts backed by physical gold also use the LBMA Gold Price PM to determine their asset value. The LBMA Gold Price PM replaced the London PM Gold Fix on March 20, 2015 and is expected to become a widely used benchmark for daily gold prices.

In the event that the LBMA Gold Price PM does not prove to be an accurate benchmark, and the LBMA Gold Price PM varies materially from the price determined by other mechanisms, the Net Asset Value of the Trust and the value of an investment in the Shares could be adversely impacted. The LBMA Gold Price PM is a new benchmark. Any future developments in the benchmark, to the extent they have a material impact on the LBMA Gold Price PM, could adversely impact the Net Asset Value of the Trust and the value of an investment in the Shares. Further, the calculation of the LBMA Gold Price PM is not an exact process. Rather it is based upon a procedure of matching orders from participants in the auction process and their customers to sell gold with orders from participants in the auction process and their customers to buy gold at particular prices. The LBMA Gold Price PM does not therefore purport to reflect each buyer or seller of gold in the market, nor does it purport to set a definitive price for gold at which all orders for sale or purchase will take place on that particular day or time. All orders placed into the auction process by the participants will be executed on the basis of the price determined pursuant to the LBMA Gold Price PM auction process (provided that orders may be cancelled, increased or decreased while the auction is in progress). It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price PM on any given date. Furthermore, if a perception were to develop that the new LBMA Gold Price PM is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Gold Price PM were seen by the markets as unfair, biased or otherwise compromised, the behavior of investors and traders in gold may change, and those changes may have effect on the price of gold and, consequently, the value of the Shares. In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of the supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred. The operation of the auction process which determines the LBMA Gold Price PM is dependent on the continued operation of the LBMA and the IBA and their applicable systems. Neither the Sponsor nor the Trustee has any control or supervision over the auction process of the LBMA Gold Price PM or the operation and systems of the LBMA and IBA.

If concerns about the integrity or reliability of the LBMA Gold Price PM arise, even if eventually shown to be without merit, such concerns could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares.

Because the net asset value of the Trust is determined using the LBMA Gold Price PM, discrepancies in, or manipulation of the calculation of the LBMA Gold Price PM could have an adverse impact on the value of an investment in the Shares. Furthermore, any concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the LBMA Gold Price PM, such as the Shares. In addition, these concerns could potentially lead to changes in the manner in which the LBMA Gold Price PM is calculated and/or the discontinuance of the LBMA Gold Price PM altogether. Each of these factors could lead to less liquidity or greater price volatility for gold and products using the LBMA Gold Price PM, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

If a perception were to develop that the new LBMA Gold Price PM is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Gold Price PM were seen by the markets as unfair, biased or otherwise compromised, the behavior of investors and traders in gold may change and reflect a lack of confidence, and those changes may have an effect on the price of gold and, consequently, the value of the Shares.

Prior to the adoption of the LBMA Gold Price PM as the new pricing benchmark, and beginning in early 2014, increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the predecessor gold pricing benchmark, the London Gold Fix. For example, the press has reported that regulators in both Germany and the United Kingdom are currently reviewing the London Gold Fix as part of a wider review of how global benchmark rates are set. One member of The London Gold Market Fixing Ltd. has been sanctioned by regulators in the United Kingdom for failing to adequately manage conflicts of interest and other matters in connection with the London Gold Fix, and a senior trader for the firm has been sanctioned for inappropriate conduct relating to the London Gold Fix. It is possible that there may be additional regulatory actions brought against other members of The London Gold Market Fixing Ltd. Separately, several lawsuits have been filed against the member banks which established the London Gold Fix for alleged manipulative conduct in connection with their role in determining the London Gold Fix. If the ongoing investigations identify that there was historic manipulation of the London Fix, this may lead to the perception that the price of gold is susceptible to manipulation

The risks described above and in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

“SPDR” is a product of S&P Dow Jones Indices LLC (“SPDJI”), and has been licensed for use by State Street Corporation. Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”); Dow Jones is a registered trademark of Dow Jones Trademark Holdings LLC (“Dow Jones”); “SPDR” is a trademark of the SPDJI; and these trademarks have been licensed for use by SPDJI and sublicensed for certain purposes by State Street Corporation. State Street Corporation’s financial products are not sponsored, endorsed, sold or promoted by SPDJI, Dow Jones, S&P, their respective affiliates and none of such parties make any representation regarding the advisability of investing in such product(s) nor do they have any liability for any errors, omissions, or interruptions of SPDR®. Further limitations that could affect investors’ rights may be found in the prospectus.

WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL S&P HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING, BUT NOT LIMITED TO, LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

ALL REFERENCES TO LBMA GOLD PRICE ARE USED WITH THE PERMISSION OF ICE BENCHMARK ADMINISTRATION LIMITED AND HAVE BEEN PROVIDED FOR INFORMATIONAL PURPOSES ONLY. ICE BENCHMARK ADMINISTRATION LIMITED ACCEPTS NO LIABILITY OR RESPONSIBILITY FOR THE ACCURACY OF THE PRICES OR THE UNDERLYING PRODUCT TO WHICH THE PRICES MAY BE REFERENCED.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2015, 9,899 Baskets (989,900,000 Shares) have been created and 7,430 Baskets (743,000,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/15 to 01/31/15	2,600,000	.09605
02/01/15 to 02/28/15	3,000,000	.09601
03/01/15 to 03/31/15	11,900,000	.09598

Total	17,500,000	.09600

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ William Rhind
William Rhind
Principal Executive Officer

/s/ Samantha McDonald
Samantha McDonald
Principal Financial and Accounting Officer

Date: May 6, 2015

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.