Form 10-Q
period 2015-06-30
SPDR GOLD TRUST
filed 2015-07-31
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

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

As of July 29, 2015 the Registrant had 228,100,000 Shares outstanding.

SPDR® GOLD TRUST

i

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Statements of Financial Condition

at June 30, 2015 and September 30, 2014

(Amounts in 000’s of US$ except for share data)	Jun-30, 2015(1)	Sep-30, 2014(2)
ASSETS
Investment in Gold (cost at June 30, 2015: $28,339,027)	$26,852,191	$30,250,898	(3)

Total Assets	$26,852,191	$30,250,898

LIABILITIES
Gold payable	$67,358	$140,368
Accounts payable to related parties and other vendors	8,302	9,588
Accounts payable	2,167	315
Accrued expenses	620	3,758

Total Liabilities	78,447	154,029
Redeemable Shares:
Shares at redemption value to investors	—	30,096,869

Net Assets	$26,773,744	—

Total Liabilities, Redeemable Shares & Shareholders’ Equity		$30,250,898

Shares issued and outstanding(4)	238,500,000	257,300,000
Net asset value per Share	$112.26

(1)	Effective October 1, 2014, the SPDR® Gold Trust (the “Trust”) adopted the financial presentation provisions for an investment company. See note 2.2 to our unaudited financial statements.
(2)	Represents audited statement of financial condition as of September 30, 2014 prior to adoption of provisions for an investment company for accounting purposes.
(3)	Investment in Gold is held at the lower of average cost or market value. The average cost of Investment in Gold at September 30, 2014 was $30,728,152.
(4)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements

Unaudited Schedule of Investment(1)

June 30, 2015

(Amounts in 000’s except for percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	22,931.0	$28,339,027	$26,852,191	100.29%

Total Investments		$28,339,027	$26,852,191	100.29%
Liabilities in excess of other assets			(78,447)	(0.29)%

Net Assets			$26,773,744	100.00%

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. Disclosure of a schedule of investments is required for investment companies. See note 2.2 to our unaudited financial statements.

See notes to the unaudited financial statements.

Unaudited Statements of Operations

For the three and nine months ended June 30, 2015 and 2014

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2015(1)	Three Months Ended Jun-30, 2014	Nine Months Ended Jun-30, 2015(1)	Nine Months Ended Jun-30, 2014
REVENUES
Proceeds from sales of gold to pay expenses	$—	$32,991	$—	$101,842
Cost of gold sold to pay expenses	—	(31,419)	—	(97,046)

Gain on gold sold to pay expenses	—	1,572	—	4,796
Gain on gold distributed for the redemption of shares	—	98,995	—	325,475
Unrealized gain/(loss) on investment in gold	—	—	—	—

Total gain/(loss) on gold	—	100,567	—	330,271

EXPENSES
Custody fees	4,761	5,558	14,597	17,113
Trustee fees	499	499	1,496	1,496
Sponsor fees	11,156	12,230	31,895	37,791
Marketing agent fees	11,156	12,230	31,895	37,791
Other expenses	80	2,097	9,266	6,585

Total expenses	27,652	32,614	89,149	100,776

Fees waived	—	—	(4,097)	—

Net expenses	27,652	32,614	85,052	100,776

Net investment loss	(27,652)		(85,052)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(765)	—	(2,479)	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(65,606)	—	(232,253)	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(281,150)	—	(1,009,582)	—

Net realized and change in unrealized gain/(loss) on investment in gold	(347,521)	—	(1,244,314)	—

Net income/(loss)	$(375,173)	$67,953	$(1,329,366)	$229,495

Net income/(loss) per share	$(1.55)	$0.26	$(5.40)	$0.84

Weighted average number of shares	242,365	263,349	246,024	271,952

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our unaudited financial statements.

See notes to the unaudited financial statements

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2015 and 2014

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2015	Three Months Ended Jun-30, 2014	Nine Months Ended Jun-30, 2015	Nine Months Ended Jun-30, 2014
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$28,613	$32,991	$87,624	$101,842
Cash expenses paid	(28,613)	(32,991)	(87,624)	(101,842)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares – net of gold receivable	$1,000,841	$941,382	$5,289,912	$4,166,969

Value of gold distributed for redemption of shares – net of gold payable	$1,975,240	$2,134,752	$7,283,671	$8,624,578

(Amount in 000’s of US$)	Three Months Ended Jun-30, 2015	Three Months Ended Jun-30, 2014	Nine Months Ended Jun-30, 2015	Nine Months Ended Jun-30, 2014
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(375,173)	$67,953	$(1,329,366)	$229,495
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	28,613	—	87,624	—
Net realized (gain)/loss from investment in gold sold to pay expenses	765	—	2,479	—
Net realized (gain)/loss from gold distributed for the redemption of shares	65,606	—	232,253	—
Net change in unrealized (appreciation)/depreciation on investment in gold	281,150	—	1,009,582	—
(Increase)/Decrease in investment in gold	—	1,232,421	—	4,708,335
(Increase)/Decrease in gold receivable		(240,490)		(240,490)
Increase/(Decrease) in gold payable	—	(161,796)	—	(153,680)
Increase/(Decrease) in liabilities	(961)	(378)	(2,572)	(1,066)
Increase/(Decrease) in redeemable shares
Creations	—	1,181,872	—	4,407,459
Redemptions	—	(2,079,582)	—	(8,950,053)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements

Unaudited Statement of Changes in Net Assets

For the nine months ended June 30, 2015 and year ended September 30, 2014

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2015(2)	Year Ended Sep-30, 2014(3)
Net Assets – Opening Balance(1)	$30,096,869	$(2,979,854)
Creations	5,289,912	—
Redemptions	(7,283,671)	—
Net investment loss	(85,052)	—
Net realized gain/(loss) from investment in gold sold to pay expenses	(2,479)	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(232,253)	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,009,582)	—
Net income/(loss)	—	(230,386)
Adjustment of Redeemable Shares to redemption value	—	3,210,240

Net Assets – Closing Balance	$26,773,744	$—

(1)	The Trust reclassified redeemable capital shares as of September 30, 2014 into net assets as part of its transition to investment company accounting effective October 1, 2014. See note 2.2 to our unaudited financial statements. The opening balance for the year ended September 30, 2014 represents Shareholders’ Deficit.
(2)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our unaudited financial statements.
(3)	Represents audited statement of changes in shareholders’ equity/(deficit) for the year ended September 30, 2014.

See notes to the unaudited financial statements

Notes to the Unaudited Financial Statements

1.	Organization

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

The statement of financial condition and schedule of investment at June 30, 2015, the statements of operations and of cash flows for the three and nine months ended June 30, 2015 and 2014 and the statement of changes in net assets for the nine months ended June 30, 2015 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2015 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year.

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

As a result of the prospective application of ASU 2013-08, certain disclosures required by Topic 946 are only presented for periods beginning October 1, 2014. Financial statements and disclosures for periods prior to October 1, 2014 will continue to be presented in their previously reported form, however certain captions have been changed. The primary changes to the financial statements resulting from the adoption of ASU 2013-08 and corresponding application of Topic 946 include:

•	Reporting of investment in gold at fair value on the Unaudited Statement of Financial Condition, which was previously reported at the lower of average cost or market value;

•	Recognition of the net change in unrealized appreciation/depreciation on investment in gold within the Unaudited Statements of Operations, which was previously reported as an “Adjustment of redeemable shares to redemption value” on the Audited Statement of Changes in Shareholders’ Deficit;

•	Shares of the Trust are classified as Net Assets on the Unaudited Statement of Financial Condition, which was previously classified as “Shares at redemption value to investors.” An adjustment was recorded as of October 1, 2014 to reclassify the balance of Shares at redemption value to investors at September 30, 2014 into Net Assets as follows (all balances in 000’s):

(Amounts in 000’s of US$)	Balance at September 30, 2014	Transition Adjustment	ASU 2013-08 Balance at October 1, 2014
Shares at redemption value to investors	$30,096,869	$(30,096,869)	$—
Net Assets	—	30,096,869	30,096,869

•	The addition of a Schedule of Investments and a Financial Highlights note to the financial statements.

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

The following table summarizes the Trust’s investments at fair value as of June 30, 2015:

(Amounts in 000’s of US$)	Level 1	Level 2	Level 3
Investment in Gold	$26,852,191	$—	$—

Total	$26,852,191	$—	$—

On March 20, 2015, the LBMA Gold Price was initiated and replaced the London Gold Fix. ICE Benchmark Administration Limited (“IBA”) an independent specialist benchmark administrator provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold which started at 3:00 PM London, England time and was performed by the four members of the London Gold Fix. Beginning March 20, 2015 the Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price is made on a particular evaluation day or if the LBMA Gold Price has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

As of April 1, 2015, the Financial Conduct Authority in the U.K. regulates the LBMA Gold Price.

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

2.4.	Custody of Gold

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

(Amounts in 000’s of US$)	Jun-30, 2015	Sep-30, 2014
Gold receivable	$—	$—

2.6.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2015	Sep-30, 2014
Gold payable	$67,358	$140,368

2.7.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition as of September 30, 2014 and as Net Assets as of June 30, 2015. Prior to adoption of ASU 2013-08, the Trust recorded the redemption value of the Shares, which represented its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to the Shareholders’ Equity. Changes in the Shares for the nine months ended June 30, 2015 and for the year ended September 30, 2014, are as follows:

(All amounts are in 000’s)	Nine Months Ended Jun-30, 2015	Year Ended Sep-30, 2014
Activity in Number of Shares Issued and Outstanding:
Creations	44,500	47,200
Redemptions	(63,300)	(91,500)

Net increase/(decrease) Shares Issued and Outstanding	(18,800)	(44,300)

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2015	Year Ended Sep-30, 2014
Activity in Value of Shares Issued and Outstanding:
Creations	$5,289,912	$5,893,107
Redemptions	(7,283,671)	(11,209,535)

Net increase/(decrease) Shares Issued and Outstanding	$(1,993,759)	$(5,316,428)

2.8.	Revenue Recognition Policy

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

During the nine month period ended June 30, 2015, the fair value of gold contributed amounted to $5,289,912,061. The total cost and fair value of gold distributed and sold was $7,606,027,651 and $7,371,295,384, respectively, resulting in a net realized loss of ($234,732,267).

During the nine month period ended June 30, 2014, the fair value of gold contributed amounted to $4,407,458,896. The total cost and fair value of gold distributed and sold was $8,721,623,674 and $9,051,894,397, respectively, resulting in a net realized gain of $330,270,723.

2.9.	Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2015 or September 30, 2014.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2015, the 2014, 2013 and 2012 tax years remain open for examination. There are no examinations in progress at period end.

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

For the nine months ended June 30, 2015, the Sponsor and the Marketing Agent each waived their fees in the amount of $2,047,695 since the Trust’s ordinary expenses exceeded 0.40% per year of the daily ANAV of the Trust. The Sponsor and Marketing Agent did not waive their fees for the nine months ended June 30, 2014.

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

Amounts Payable to Related Parties and Other Vendor Agreements

(Amounts in 000’s of US$)	Jun-30, 2015	Sep-30, 2014
Payable to Custodian	$1,520	$1,748
Payable to Trustee	164	164
Payable to Sponsor	3,309	3,838
Payable to Marketing Agent	3,309	3,838

Accounts Payable to Related Parties and Other Vendors	$8,302	$9,588

4.	Concentration of Risk

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the nine month period ended June 30, 2015. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Nine Months Ended June 30, 2015
Net Asset Value
Net asset value per Share, beginning of period	$116.97

Net investment income/(loss)	(0.35)
Net Realized and Change in Unrealized Gain (Loss)	(4.36)

Net Income/(Loss)	(4.71)

Net asset value per Share, end of period	$112.26

Market value per Share, beginning of period	$116.21

Market value per Share, end of period	$112.37

Ratio to average net assets
Net Investment Loss(1)	(0.40)%

Gross Expenses(1)	0.42%

Net expenses(1), (3)	0.40%

Total Return, at net asset value(2)	(4.03)%

Total Return, at market value(2)	(3.30)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.
(3)	Net expense ratio reflects fee waivers for the nine months ended June 30, 2015.

7.	Subsequent Events

Effective July 17, 2015, the Trust’s only recurring expense is expected to be the remuneration paid to the Sponsor. The Sponsor’s fee accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses.

The Sponsor has evaluated events through the issuance of financial statements and determined that no other events have occurred that require disclosure.

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

As of the date of this quarterly report Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, Scotia Capital (USA) Inc., UBS Securities LLC, and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price from November 18, 2004 to June 30, 2015

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

Critical Accounting Policy

Valuation of Gold

Gold is held by HSBC Bank plc, the Custodian, on behalf of the Trust. Beginning October 1, 2014, the gold held by the Trust is reported at fair value on the Statements of Financial Condition. Prior to October 1, 2014, the gold held by the Trust was reported at the lower of cost or market, using the average cost method.

Results of Operations

In the nine months ended June 30, 2015, an additional 44,500,000 Shares (445 Baskets) were created in exchange for 4,272,839 ounces of gold, 63,300,000 Shares (633 Baskets) were redeemed in exchange for 6,078,281 ounces of gold, and 72,861 ounces of gold were sold to pay expenses.

As at June 30, 2015, the Custodian held 22,930,991 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a fair value of $26,852,190,839 (cost $28,339,026,923) based on the LBMA Gold Price PM on June 30, 2015. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

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

Cash Resources and Liquidity

At June 30, 2015 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2010 to June 30, 2015, and is based on the London PM Fix until March 19, 2015 and thereafter is based on the LBMA Gold Price PM.

Daily gold price – July 1, 2010 to June 30, 2015

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2015, based on the LBMA Gold Price PM (formerly, the London PM Fix), were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to September 30, 2012	$1,652.00		$1,784.50	Sep 21, 2012	$1,556.25	Jul 12, 2012	$1,776.00	Sep 28, 2012
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Three months to December 31, 2013	$1,273.75	(3)	$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014
Three months to June 30, 2014	$1,288.44		$1,325.75	Apr 14 ,2014	$1,242.75	Jun 03, 2014	$1,315.00	Jun 30, 2014
Three months to September 30, 2014	$1,281.21		$1,340.25	Jul 10, 2014	$1,213.50	Sep 22, 2014	$1,216.50	Sep 30, 2014
Three months to December 31, 2014	$1,200.69	(3)	$1,250.25	Oct 21, 2014	$1,142.00	Nov 05, 2014	$1,199.25	Dec 31, 2014	(2)
Three months to March 31, 2015	$1,217.37		$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015
Three months to June 30, 2015	$1,192.19		$1,255.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Twelve months ended June 30, 2013	$1,605.92		$1,791.75	Oct 04, 2012	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Twelve months ended June 30, 2014	$1,295.54		$1,419.50	Aug 28, 2013	$1,195.25	Dec 20, 2013	$1,315.00	Jun 30, 2014
Twelve months ended June 30, 2015	$1,223.05		$1,340.25	Jul 10, 2014	$1,142.00	Nov 05, 2014	$1,171.00	Jun 30, 2015
November 12, 2004 to June 30, 2015	$1,071.12		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,171.00	Jun 30, 2015

(1)	The end of period gold price is the LBMA Gold Price PM (formerly, the London PM Fix) on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no London PM Fix on the last business day of December 2012, 2013 and 2014. The London AM Fix on such business days was $1,664.00, $1,201.50 and $1,199.25, respectively. The Net Asset Value of the Trust on December 31, 2012 and December 30, 2013 and December 31, 2014 was calculated using the London AM Fix, in accordance with the Trust Indenture.
(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2012, 2013 and 2014. For comparative purposes, the average was calculated using the London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24th and December 31st for the periods ended 2012, 2013 and 2014, was calculated using the London AM Fix.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

PART II – OTHER INFORMATION:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2015, 9,987 Baskets (998,700,000 Shares) have been created and 7,602 Baskets (760,200,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/15 to 04/30/15	3,000,000	.09595
05/01/15 to 05/31/15	8,800,000	.09592
06/01/15 to 06/30/15	5,400,000	.09589

Total	17,200,000	.09591

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ William Rhind
William Rhind
Principal Executive Officer

/s/ Samantha McDonald
Samantha McDonald
Principal Financial and Accounting Officer

Date: July 31, 2015

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.