Form 10-K
period 2015-09-30
SPDR GOLD TRUST
filed 2015-11-24
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

685 Third Avenue, 27th Floor

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2015 as reported by the NYSE Arca, Inc. on that date: $28,135,366,000

Number of shares of the registrant’s common stock outstanding as of November 20, 2015: 221,900,000.

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

“SPDR” is a product of S&P Dow Jones Indices LLC (“SPDJI”), and has been licensed for use by State Street Corporation. Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”); Dow Jones is a registered trademark of Dow Jones Trademark Holdings LLC (“Dow Jones”); “SPDR” is a trademark of SPDJI; and these trademarks have been licensed for use by SPDJI and sublicensed for certain purposes by State Street Corporation. State Street Corporation’s financial products are not sponsored, endorsed, sold or promoted by SPDJI, Dow Jones, S&P, their respective affiliates, and none of such parties make any representation regarding the advisability of investing in such product(s) nor do they have any liability for any errors, omissions or interruptions of SPDR®. Further limitations that could affect investors’ rights may be found in this Annual Report.

WITHOUT LIMITING ANY OF THE FOREGOING IN NO EVENT SHALL S&P HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING, BUT NOT LIMITED TO LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

ALL REFERENCES TO LBMA GOLD PRICE HAVE BEEN PROVIDED FOR INFORMATIONAL PURPOSES ONLY. ICE BENCHMARK ADMINISTRATION LIMITED ACCEPTS NO LIABILITY OR RESPONSIBILITY FOR THE ACCURACY OF THE PRICES OR THE UNDERLYING PRODUCT TO WHICH THE PRICES MAY BE REFERENCED.

i

PART I

Item 1. Business

SPDR® Gold Trust, or the Trust, is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture, or the Trust Indenture. The Trust holds gold and from time to time issues SPDR® Gold Shares, or Shares, in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC, or WGTS, is the sponsor of the Trust, or the Sponsor. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or BNYM, is the trustee of the Trust, or the Trustee. State Street Global Markets, LLC, or SSGM, is the marketing agent of the Trust, or the Marketing Agent. HSBC Bank plc, or HSBC, is the custodian of the Trust, or the Custodian.

The Sponsor of the registrant maintains an Internet website at www.spdrgoldshares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission, or the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

On March 20, 2015, the LBMA Gold Price replaced the London Gold Fix. The ICE Benchmark Administration Limited, or the IBA, an independent specialist benchmark administrator, provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the net asset value, or NAV, of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process, or LBMA Gold Price PM, which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold which started at 3:00 PM London, England time and was performed by the four members of the London Gold Fix. Since March 20, 2015 the Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price is made on a particular evaluation day or if the LBMA Gold Price has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

As of the LBMA Gold Price on each day that the NYSE Arca is open for regular trading or, if there is no LBMA Gold Price on such day or the LBMA Gold Price PM has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or Valuation Time, the Trustee values the gold held by the Trust and determines the NAV of the Trust.

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

To determine the Trust’s NAV, the Trustee subtracts all estimated accrued fees, expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust.

Effective July 17, 2015, the Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses.

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

Sales of Gold

The Trustee, at the direction of the Sponsor or in its own discretion, sells the Trust’s gold as necessary to pay the Trust’s expenses. As a result, the amount of gold sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. Unless otherwise directed by the Sponsor, when selling gold, the Trustee endeavors to sell at the price established by the LBMA Gold Price. The Trustee places orders with dealers (which may be the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next LBMA Gold Price (either AM or PM) following the sale order. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. See “United States Federal Tax Consequences—Taxation of U.S. Shareholders” for information on the tax treatment of gold sales.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Metals Focus Gold Focus 2015, published by Metals Focus, a precious metals research consultancy based in London, estimates that existing above-ground stocks of gold amounted to in excess 170,000 tonnes (approximately 5.5 billion ounces) at the end of 2014.1

World Gold Supply and Demand (2010 - 2014)

The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the Metals Focus Gold Focus 2015.

World Gold Supply and Demand, 2010-2014

Gold Supply and Demand Balance2

Tonnes	2010	2011	2012	2013	2014
SUPPLY
Mine Production	2,754	2,834	2,924	3,061	3,133
Recycling	1,536	1,676	1,644	1,246	1,172
Net Hedging Supply	–	32	–	–	95
Total Supply	4,290	4,542	4,568	4,307	4,400
DEMAND
Jewellery Fabrication	2,108	2,183	2,197	2,732	2,483
Industrial Fabrication	408	381	360	348	347
Net Physical Investment	1,118	1,379	1,284	1,700	1,010
Net Hedging Demand	118	–	47	30	–
Net Official Sector Purchases	104	516	582	648	588
Total Demand	3,856	4,460	4,471	5,458	4,428
Market Balance	434	82	97	(1,151)	(28)
Net Investment in ETFs	421	236	306	(916)	(184)
Market Balance less ETFs	13	(154)	(209)	(235)	156
Nominal Gold Price (US$/oz, PM fix)	1,225	1,572	1,669	1,411	1,266

Source: Metals Focus Gold Focus 2015

[1]	When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

[2]	Metals Focus Gold Focus 2015

Sources of Gold Supply

Based on data from Metals Focus Gold Focus 2015, gold supply averaged 4,421 tonnes (t) per year between 2010 and 2014. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 2,941t per year from 2010 through 2014. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,455t annually between 2010 through 2014.

Sources of Gold Demand

Based on data from Metals Focus Gold Focus 2015, gold demand averaged 4,535t per year between 2010 and 2014. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2010 through 2014 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 29%.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. While in many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. As a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Gold Supply and Demand Balance3

Tonnes	2010	2011	2012	2013	2014
SUPPLY
Mine Production	2,754	2,834	2,924	3,061	3,133
Recycling	1,536	1,676	1,644	1,246	1,172
Net Hedging Supply	–	32	–	–	95
Total Supply	4,290	4,542	4,568	4,307	4,400
DEMAND
Jewelry Fabrication	2,108	2,183	2,197	2,732	2,483
Industrial Fabrication	408	381	360	348	347
Net Physical Investment	1,118	1,379	1,284	1,700	1,010
Net Hedging Demand	118	–	47	30	–
Net Official Sector Purchases	104	516	582	648	588
Total Demand	3,856	4,460	4,471	5,458	4,428
Market Balance	434	82	97	(1,151)	(28)
Net Investment in ETFs	421	236	306	(916)	(184)
Market Balance less ETFs	13	(154)	(209)	(235)	156
Nominal Gold Price (US$/oz, PM fix)	1,225	1,572	1,669	1,411	1,266

Having been a source of gold supply for many years, the official sector became a source of net demand in 2010. Between 2010 and 2014, according to Metals Focus Gold Focus, central bank purchases averaged 488t. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

[3]	Metals Focus Gold Focus 2015

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to London Bullion Market Association, or LBMA, market making are Spot (S), Forwards (F) and Options (O)4. There are fourteen LBMA Market Makers who provide the service in one, two or all three products. Of the fourteen LBMA Market Makers, there are five Full Market Makers and ten Market Makers. The five Full Market Makers quoting prices in all three products are: Barclays, Goldman Sachs, HSBC Bank, JP Morgan Chase Bank and UBS. The ten LBMA Market Makers who provide two-way pricing in either one or two products are: Citibank NA (S), Credit Suisse (S, O), Deutsche Bank (S, O), Mitsui & Co Precious Metals (S), Morgan Stanley & Co International (S, O), Societe Generale (S), Standard Chartered Bank (S, O), Bank of Nova Scotia -ScotiaMocatta (S, F), Toronto-Dominion Bank (F) and BNP Paribas SA (F).

The OTC market provides a relatively flexible market in term of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet their clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA.

In the OTC market, the standard size of gold trades ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically $0.50 per ounce. Transaction costs in the OTC market are negotiable between the parties and therefore vary widely, with some dealers willing to offer clients competitive prices for larger volumes, although this will vary according to the dealer, the client and market conditions. Cost indicators can be obtained from various information service providers as well as dealers.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the difference between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the Commodity Exchange Inc., or the COMEX.

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

The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery

[4]	http://www.lbma.org.uk/membership

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

LBMA Gold Price

The LBMA Gold Price is determined twice daily during London trading hours through an auction which provides reference gold prices for that day’s trading. The LBMA Gold Price was initiated on March 20, 2015 and replaced the London PM Gold Fix. The auction that determines the LBMA Gold Price is a physically settled, electronic and tradeable auction, with the ability to settle trades in U.S. dollars, euros or British pounds. The IBA provides the auction platform and methodology as well as the overall administration and governance for the LBMA Gold Price. Many long-term contracts are expected to be priced on the basis of either the morning (AM) or afternoon (PM) LBMA Gold Price, and many market participants are expected to refer to one or the other of these prices when looking for a basis for valuations.

The Financial Conduct Authority, or FCA, in the U.K. regulates the LBMA Gold Price.

Futures Exchanges

The most significant gold futures exchange is the COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974 and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange, or the TOCOM is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both the COMEX and the TOCOM operate through a central clearance system and in each case, the exchange acts as a counterparty for each member for clearing purposes.

Over recent years China has become an important source of gold demand and its futures markets have grown. Gold futures contracts are traded on the Shanghai Gold Exchange and the Shanghai Futures Exchange.

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2015, and is based on the London PM Fix until March 19, 2015 and thereafter is based on the LBMA Gold Price PM.

Daily gold price - November 18, 2004 to September 30, 2015

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

Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act. As of the date of this annual report, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

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

The Trustee will reject a redemption order if (1) the order is not in proper form as described in the Participant Agreement; (2) the fulfillment of the order, in the opinion of its counsel, might be unlawful;

(3) the order would have adverse tax consequences to the Trust or its Shareholders; or (4) circumstances outside the control of the Trustee, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

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

Effective July 17, 2015, the Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. The Sponsor was paid $20,324,038 for its services for the period from July 17, 2015 through September 30, 2015.

In addition, the following expenses may be accrued and paid by the Trust:

•

Expenses and other charges of the Custodian payable by the Trustee on behalf of the Trust under the Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement (including (1) any relevant taxes, duties and governmental charges; and (2) the obligation to indemnify the Custodian) and, subject to the prior written approval of the Sponsor, (A) other expenses and charges for the custody, deposit or delivery of gold and services related to the custody and safekeeping of gold; and (B) expenses and charges charged by other custodians pursuant to a Custody Agreement;

•	Expenses of the Trustee for uncustomary and extraordinary out-of pocket expenses and fees of the Trustee for extraordinary services performed under the Trust Indenture;

•	Certain taxes and various other governmental charges;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Any taxes or other governmental charges imposed on the Sponsor in respect of the Trust, its assets, including gold, or the SPDR® Gold Shares;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Expenses incurred in contacting Shareholders exceeding an aggregate amount for any fiscal year of $500,000;

•	Amounts for reimbursement in respect of certain claims described under “Risk Factors —The Trust’s obligation to reimburse the Marketing Agent, the Authorized Participants and certain parties.”;

•

The amount of any legal fees and expenses (including the costs of any litigation) of (i) the Sponsor and the Trust, (ii) the Custodian and (iii) the Trustee in excess of an aggregate amount for any fiscal year of $500,000; and

•	all other expenses of the Trust not otherwise assumed by the Sponsor under the Trust Indenture

Expenses Prior to July 17, 2015

Prior to July 17, 2015, the ordinary operating expenses of the Trust included: (1) fees paid to the Sponsor; (2) fees paid to the Trustee; (3) fees paid to the Custodian; (4) fees paid to the Marketing Agent and other marketing costs; and (5) various Trust administration fees, including printing and mailing costs, legal and audit fees, registration fees and listing fees.

Fees were paid to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee was payable monthly in arrears and accrued daily at an annual rate equal to 0.15% of the Adjusted Net Asset Value, or ANAV, of the Trust, subject to reduction as described below. The Sponsor received reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust. The Sponsor was paid $31,585,897 by the Trust for its services for the period from October 1, 2014 through July 16, 2015.

Fees were paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee was payable monthly in arrears and was accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2,000,000 per year. The Trustee’s fee was subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee was entitled to reimbursement for expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee was paid $1,583,561 by the Trust for its services for the period from October 1, 2014 through July 16, 2015.

Fees were paid to the Custodian as compensation for its custody services in connection with the Trust Allocated Account and the Trust Unallocated Account. Under the Allocated Bullion Account Agreement, as amended, or the Allocated Bullion Account Agreement, the Custodian’s fee was computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust Allocated Account and the Trust Unallocated Account and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian did not receive a fee under the Unallocated Bullion Account Agreement. The Custodian was paid $15,395,780 by the Trustee for its services for the period from October 1, 2014 through July 16, 2015.

Fees were paid to the Marketing Agent by the Trustee from the assets of the Trust as compensation for services performed pursuant to the Marketing Agent Agreement. The Marketing Agent’s fee was payable monthly in arrears and accrued daily at an annual rate equal to 0.15% of the ANAV of the

Trust, subject to reduction as described below. The Marketing Agent was paid $31,585,897 by the Trustee for its services for the period from October 1, 2014 through July 16, 2015. Other marketing and shareholder communication costs in this period were $6,907,461.

Prior to July 17, 2015, if at the end of any month, the estimated ordinary expenses of the Trust exceeded for such month an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent would reduce the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. For the period from October 1, 2014 through July 16, 2015, payables to the Sponsor and the Marketing Agent were reduced by $2,047,695, respectively. For the years ended September 30, 2014 and 2013 the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were not reduced.

The administration fees of the Trust for the period from October 1, 2014 through July, 16, 2015 were $2,631,039. These fees included: (1) SEC registration fees and other regulatory fees of $793,528; (2) legal fees of $783,733; (3) audit and quarterly review fees of $436,557; (4) internal auditor fees in respect of Sarbanes-Oxley compliance of $258,874; (5) printing fees of $303,741; and (6) other costs of $54,606.

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

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC; and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Bureau Veritas conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 20, 2015. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Marketing Agent’s Role and the Marketing Agent Agreement

The Marketing Agent assists the Sponsor in: (1) developing a marketing plan for the Trust on an ongoing basis; (2) preparing marketing materials regarding the Shares, including the content of the Trust’s website; (3) executing the marketing plan for the Trust; (4) incorporating gold into its strategic and tactical exchange-traded fund research; (5) sublicensing the “SPDR®” trademark; and (6) assisting with certain shareholder services, such as a call center and prospectus fulfillment.

The Marketing Agent and its affiliates may from time to time become Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Sponsor and the Marketing Agent entered into an Amended and Restated Marketing Agent Agreement effective July 17, 2015 which contains customary representations, warranties and covenants. In addition, the Sponsor has agreed to indemnify the Marketing Agent from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due.

The Amended and Restated Marketing Agent Agreement will expire on July 17, 2022 and thereafter automatically renews for successive two year periods unless terminated in accordance with that agreement by either party twelve months prior to the end of the then-current term. If the Sponsor or Marketing Agent terminates that agreement for certain reasons specified in it, the Sponsor is required to pay the Marketing Agent the present market value of the future payments the Marketing Agent would otherwise receive under that agreement over the subsequent five year period.

License Agreement with the Marketing Agent

The Sponsor and the World Gold Council, or the WGC, entered into a license agreement, dated as of November 16, 2004, with the Marketing Agent. Under the license agreement, the Sponsor and the WGC granted the Marketing Agent, a royalty-free, worldwide, non-exclusive, non-transferable: (1) sublicense under the license agreement among the Sponsor, the WGC and BNYM, to BNYM’s patents and patent applications that cover securitized gold products in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement; and (2) a license to the Sponsor’s and the WGC’s patents, patent applications and intellectual property and trade name and trademark rights in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement and for the purpose of establishing, operating and marketing financial products involving the securitization of gold.

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

SPDR Sublicense Agreement

“SPDR” is a trademark of SPDJI and has been licensed for use by the SPDR® Gold Trust pursuant to a SPDR Sublicense Agreement, dated May 20, 2008, between the Sponsor, the WGC, the Marketing Agent and State Street Corporation, pursuant to which the Marketing Agent and State Street Corporation granted the Sponsor and the WGC a royalty-free, worldwide, non-exclusive, non-transferable sublicense to use the “SPDR®” trademark (in accordance with the SPDR Trademark License Agreement dated as of November 29, 2006, as amended, between State Street Global Advisors, a division of State Street Bank and Trust Company, and S&P), for the purpose of establishing and operating the Trust, issuing and distributing the Shares, as part of the name of the Shares, and listing the Shares on exchanges.

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

The Custodian

Effective December 22, 2014, HSBC assumed custodial responsibilities of the Trust from HSBC Bank USA, N.A. HSBC’s London custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. HSBC’s London custodian operations are subject to supervision by the FCA. HSBC is authorized by the Prudential Regulation Authority and regulated by the Prudential Regulation Authority and the FCA in the U.K.

The global parent company of HSBC is HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England. HSBC Group had $175 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of June 30, 2015.

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

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s vault. The subcustodians that the Custodian currently uses are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, Barclays Bank PLC, JPMorgan Chase Bank and UBS AG. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. The Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust’s gold. See “Risk Factors—The ability of the Trustee and the Custodian to take legal action against subcustodians may be limited.”

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the three years ended September 30, 2015, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

Description of the Custody Agreements

The Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement between the Trustee and the Custodian establish the Trust Allocated Account and the Trust Unallocated Account, respectively. These agreements, as amended, restated, supplemented or otherwise modified from time to time, are sometimes referred to together as the “Custody Agreements” in this report. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

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

Transfers from the Trust Unallocated Account

The Custodian transfers gold from the Trust Unallocated Account only in accordance with the Trustee’s instructions to the Custodian. A transfer of gold from the Trust Unallocated Account may only be made, (1) by transferring gold to a third party unallocated account; (2) by transferring gold to the Trust Allocated Account; or (3) by either (A) making gold available for collection at the Custodian’s vault premises or at such other location as the Custodian may specify; or (B), if separately agreed, delivering the gold to such location as the Custodian and the Trustee agree at the Trust’s expense and risk. Any gold made available in physical form will be in a form which complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body, or Custody Rules, or in such other form as may be agreed between the Trustee and the Custodian, and in all cases will comprise one or more whole gold bars selected by the Custodian.

The Custody Agreements provide for, among other things, the full allocation of all gold credited to the Trust Unallocated Account at the end of each business day. The Sponsor established an overdraft facility with the Custodian under which the Custodian will make available to the Trust Unallocated Account up to 430 fine ounces of gold in order to allow the Custodian to fully allocate all gold credited to the Trust Unallocated Account to the Trust Allocated Account at the end of each business day.

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

Withdrawals of Gold Directly from the Trust Allocated Account

Upon the Trustee’s instruction, the Custodian debits gold from the Trust Allocated Account and makes the gold available for collection by the Trustee or, if separately agreed, for delivery by the Custodian in accordance with its usual practices at the Trust’s expense and risk. The Trustee and the Custodian expect that the Trustee will withdraw gold physically from the Trust Allocated Account (rather than by crediting it to the Trust Unallocated Account and instructing a further transfer from that account) only in exceptional circumstances, such as if, for some unforeseen reason, it was not possible to transfer gold in unallocated form. The Custodian is not obliged to effect any requested delivery if, in its reasonable opinion, (1) this would cause the Custodian or its agents to be in breach of the Custody Rules or other applicable law, court order or regulation; (2) the costs incurred would be excessive; or (3) delivery is impracticable for any reason. When gold is physically withdrawn from the Trust Allocated Account pursuant to the Trustee’s instruction, all right, title, risk and interest in and to the gold withdrawn shall pass to the person to whom or to or for whose account such gold is transferred, delivered or collected at the time the recipient or its agent acknowledges in writing its receipt of gold. Unless the Trustee specifies the bars of gold to be debited from the Trust Allocated Account, the Custodian is entitled to select the gold bars.

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

United States Federal Tax Consequences

The following discussion of the material U.S. federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain U.S. federal income, gift and estate tax consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to U.S. federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special U.S. federal tax counsel to the Sponsor. The discussion below is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to changes either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on the disposition of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•	An individual who is a U.S. citizen or resident of the United States for U.S. federal income tax purposes;

•	An entity treated as a corporation for U.S. federal income tax purposes that is created or organized in or under the laws of the United States or any political subdivision thereof;

•	An estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

•

A trust, if (1) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust; or (2) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

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

Taxation of The Trust

The Trust is treated as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not pay U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service, or the IRS, on that basis.

Taxation of U.S. Shareholders

U.S. Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. U.S. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a U.S. Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a U.S. Shareholder that acquires its Shares by delivering gold to the Trust, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the U.S. Shareholder, and the U.S. Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, it is assumed that all of a U.S. Shareholder’s Shares are acquired on the same date, at the same price per Share and, except where otherwise noted, that the sole asset of the Trust is gold.

When the Trust sells gold, for example to pay expenses, a U.S. Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the U.S. Shareholder’s pro rata share of the amount realized by the Trust upon the sale; and (2) the U.S. Shareholder’s tax basis for its pro rata share of the gold that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the U.S. Shareholder has held its Shares for more than one year (see discussion below on the applicable tax rates with respect to such capital gain or loss). A U.S. Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the U.S. Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a U.S. Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will equal its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

Upon a U.S. Shareholder’s sale of some or all of its Shares, the U.S. Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the U.S. Shareholder generally will recognize gain or loss on the sale of the Shares in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares; and (2) the U.S. Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, determined by multiplying the U.S. Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately prior to the sale by a fraction, the numerator of which is the number of Shares sold and the denominator of which is the number of Shares held by the U.S. Shareholder immediately prior to the sale.

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

As noted above, the foregoing discussion assumes that all of a U.S. Shareholder’s Shares were acquired on the same date and at the same price per Share. If a U.S. Shareholder owns multiple lots of Shares (i.e., Shares acquired on different dates and/or at different prices), it is uncertain whether the U.S. Shareholder may use the “specific identification” rules that apply under Treas. Reg. § 1.1012-1(c) with respect to sales of shares of stock, in determining the amount, and the long-term or short-term character, of any gain or loss recognized by the U.S. Shareholder upon the sale of gold by the Trust, upon the sale of any Shares by the U.S. Shareholder, or upon the sale by the U.S. Shareholder of any gold received by it upon the redemption of any of its Shares. The IRS could take the position that a U.S. Shareholder has a blended tax basis and holding period for its pro rata share of the underlying gold in the Trust. However, there is no Code section, Regulation or other guidance on this point. U.S. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisors as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. However, if a U.S. Shareholder is otherwise subject to a rate lower than 28%, the 28% rate does not apply and such lower rate will apply. For these purposes, a gain recognized by an individual upon the sale of an interest (such as the Shares) in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in the value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion that the U.S. Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual U.S. taxpayer are generally the same as those at which ordinary income is taxed. The deductibility of capital losses by a U.S. Shareholder is subject to limitations.

3.8% Tax On Net Investment Income

U.S. Shareholders that are individuals, estates or trusts, whose income exceeds certain thresholds, are subject to a 3.8% Medicare contribution tax on their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a U.S. Shareholder in connection with purchasing Shares will be treated as part of the U.S. Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a U.S. Shareholder in selling Shares will reduce the amount realized by the U.S. Shareholder with respect to the sale.

U.S. Shareholders will be required to recognize gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. U.S. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred such an expense. U.S. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Code and regulations thereunder and, if the U.S. Shareholder is an individual subject to the alternative minimum tax, may not be deductible at all.

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

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account, or IRA, or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS concluding that a purchase of Shares by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of the Shares purchased by it is distributed (or treated as distributed under Code section 408(m) to the IRA owner or plan participant, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. See also “ERISA and Related Considerations.”

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

Income Taxation of Non-U.S. Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of gold. A Non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and certain other conditions are met; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a U.S. permanent establishment). If clause (1) of the preceding sentence applies, the Non-U.S. Shareholder generally will be subject to a flat 30% U.S. federal income tax on any gain recognized, which may be offset by certain

U.S. source losses. If clause (2) of the preceding sentence applies, the Non-U.S. Shareholder will generally be required to pay U.S. federal income tax on the net gain derived from the sale in the same manner as a U.S. Shareholder, as described above. In addition, corporate Non-U.S. Shareholders may be subject to a 30% branch profits tax on their “effectively connected” earnings and profits attributable to such gain (subject to adjustments). If a Non-U.S. Shareholder is eligible for the benefits of a tax treaty between the United States and its country of residence, the tax treatment of any such gain may be modified in the manner specified by the treaty.

Estate and Gift Tax Considerations for Non-U.S. Shareholders

Under the U.S. federal tax law, individuals who are neither citizens nor residents (as determined for estate and gift tax purposes) of the United States are subject to estate tax on all property that is “situated” in the U.S. at the time of death. Shares may well be considered to be situated in the U.S. for these purposes. If they are, then Shares would be includible in the U.S. gross estate of a non-resident alien Shareholder. Currently, U.S. estate tax is imposed at rates of up to 40% of the fair market value of the taxable estate. The U.S. estate tax rate is subject to change in future years. In addition, the U.S. federal “generation-skipping transfer tax” may apply in certain circumstances. The estate of a non-resident alien Shareholder who was resident in a country which has an estate tax treaty with the United States may be entitled to benefit from such treaty.

For non-citizens and non-residents of the United States, the U.S. federal gift tax generally applies only to gifts of tangible personal property or real property that is situated in the U.S. Tangible personal property (including gold) is situated in the U.S. if it is physically located in the United States. Although the matter is not settled, it appears that ownership of Shares should not be considered ownership of the underlying gold for this purpose, even if that gold were held in custody in the United States. Instead, Shares should be considered intangible property, and therefore they should not be subject to U.S. gift tax if transferred during the Non-U.S. Shareholder’s lifetime.

Taxation in Jurisdictions Other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisors as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing in Shares.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended, or ERISA, and/or Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements that are subject to ERISA or the Code, including individual retirement accounts and annuities, retirement plans for self-employed individuals, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) whether the investment would constitute a direct or indirect “prohibited transaction” with a “party in interest” or “disqualified person,”

as described in section 406 of ERISA or Section 4975 of the Code, as applicable, that is not otherwise subject to a statutory exemption or prohibited transaction exemption issued by the Department of Labor; (3) the Plan’s funding objectives; and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

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

In the event that the LBMA Gold Price PM does not prove to be an accurate benchmark, and the LBMA Gold Price PM varies materially from the price determined by other mechanisms, the Net Asset Value of the Trust and the value of an investment in the Shares could be adversely impacted. The LBMA Gold Price PM is a new benchmark. Any future developments in the benchmark, to the extent they have a material impact on the LBMA Gold Price PM, could adversely impact the Net Asset Value of the Trust and the value of an investment in the Shares. Further, the calculation of the LBMA Gold Price PM is not an exact process. Rather it is based upon a procedure of matching orders from participants in the auction process and their customers to sell gold with orders from participants in the auction process and their customers to buy gold at particular prices. The LBMA Gold Price PM does not therefore purport to reflect each buyer or seller of gold in the market, nor does it purport to set a definitive price for gold at which all orders for sale or purchase will take place on that particular day or time. All orders placed into the auction process by the participants will be executed on the basis of the price determined pursuant to the LBMA Gold Price PM auction process (provided that orders may be cancelled, increased or decreased while the auction is in progress). It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price PM on any given date. Furthermore, if a perception were to develop that the new LBMA Gold Price PM is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Gold Price PM were seen by the markets as unfair, biased or otherwise compromised, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold and, consequently, the value of the Shares. In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of the supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred. The operation of the auction process which determines the LBMA Gold Price PM is dependent on the continued operation of the LBMA and the IBA and their applicable systems.

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

Prior to the adoption of the LBMA Gold Price PM as the new pricing benchmark, and beginning in early 2014, increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the predecessor gold pricing benchmark, the London Gold Fix. For example, the press has reported that regulators in both Germany and the United Kingdom have been reviewing the London Gold Fix as part of a wider review of how global benchmark rates are set. One member of The London Gold Market Fixing Ltd. has been sanctioned by regulators in the United Kingdom for failing to adequately manage conflicts of interest and other matters in connection with the London Gold Fix, and a senior trader for the firm has been sanctioned for inappropriate conduct relating to the London Gold Fix. It is possible that there may be additional regulatory actions brought against other members of The London Gold Market Fixing Ltd. Separately, several lawsuits have been filed against the member banks which established the London Gold Fix for alleged manipulative conduct in connection with their role in determining the London Gold Fix. If the ongoing investigations identify that there was historic manipulation of the London Fix, this may lead to the perception that the price of gold is susceptible to manipulation.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in registered investment companies. The Trust will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the Commodity Futures Trading Commission, or CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

The Custodian is responsible for the safekeeping of the Trust’s gold bullion that the Custodian allocates to the Trust in connection with the creation of Baskets by Authorized Participants. The Custodian also facilitates the transfer of gold in and out of the Trust through unallocated gold accounts it maintains for Authorized Participants and the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is subject to general banking regulations by U.S. regulators and is generally regulated in the U.K. by the FCA, such regulations do not directly cover the Custodian’s gold bullion custody operations in the U.K. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold secure.

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

The Sponsor has agreed to indemnify the Marketing Agent, its partners, directors and officers, and any person who controls the Marketing Agent, and its respective successors and assigns, against any loss, damage, expense, liability or claim that may be incurred by the Marketing Agent in connection with (1) any untrue statement or alleged untrue statement of a material fact contained in the registration statement of which this report forms a part (including this report, any preliminary prospectus, any prospectus supplement and any exhibits thereto) or any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading; (2) any untrue statement or alleged untrue statement of a material fact made by the Sponsor with respect to any representations and warranties or any covenants under the Marketing Agent Agreement, or failure of the Sponsor to perform any agreement or covenant therein; (3) any untrue statement or alleged untrue statement of a material fact contained in any materials used in connection with the marketing of the Shares; (4) circumstances surrounding the third party allegations relating to patent and contract disputes; or (5) the Marketing Agent’s performance of its duties under the Marketing Agent Agreement, and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution due under the preceding sentence to the extent the Sponsor has not paid such amounts directly when due. Under the Participant Agreement, the Sponsor also has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act and to contribute to payments that the Authorized Participants may be required to make in respect of such liabilities. The Trustee has agreed to reimburse the Authorized Participants, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due. In the event the Trust is required to pay any such amounts, the Trustee would be required to sell assets of the Trust to cover the amount of any such payment and the NAV of the Trust would be reduced accordingly, thus adversely affecting an investment in the Shares.

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

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2015 and 2014.

	High	Low
Fiscal Year Ended September 30, 2015:
Quarter Ended
December 31, 2014	$120.02	$109.79
March 31, 2015	$125.23	$110.21
June 30, 2015	$117.53	$112.24
September 30, 2015	$112.06	$103.93

	High	Low
Fiscal Year Ended September 30, 2014:
Quarter Ended
December 31, 2013	$130.56	$114.82
March 31, 2014	$133.10	$118.00
June 30, 2014	$128.04	$119.70
September 30, 2014	$128.78	$116.21

As of October 31, 2015, there were approximately 209 DTC participating shareholders of record of the Trust.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
May 2015	$117.53	$113.08
June 2015	$115.32	$112.24
July 2015	$112.06	$104.27
August 2015	$111.13	$103.93
September 2015	$110.49	$105.90
October 2015	$113.81	$106.73
November 2015 (through November 20, 2015)	$108.59	$102.34

b) Not applicable

c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 817 Baskets (81,700,000 Shares) during the year ended September 30, 2015, including 184 Baskets (18,400,000 Shares) for the three months ended September 30, 2015 as set forth in the table below.

Period	Total number of shares redeemed	Average ounces of gold per share
7/1/15 to 7/31/15	13,400,000	0.09584
8/1/15 to 8/31/15	1,600,000	0.09583
9/1/15 to 9/30/15	3,400,000	0.09578

TOTAL	18,400,000	0.09582

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

(Amounts in 000’s of US$)	Year ended Sep-30, 2015(1)	Year ended Sep-30, 2014	Year ended Sep-30, 2013	Year ended Sep-30, 2012	Year ended Sep-30, 2011
Net gain/(loss) on gold	$—	$(96,630)	$4,735,252	$2,678,980	$7,579,013
Net income/(loss)	$(2,685,202)	$(230,386)	$4,505,517	$2,407,207	$7,340,281
Net cash provided by operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

(Amounts, except per share, are in 000’s of US$)	Year ended Sep-30, 2015(1)	Year ended Sep-30, 2014	Year ended Sep-30, 2013	Year ended Sep-30, 2012	Year ended Sep-30, 2011
REVENUES
Proceeds from sales of gold to pay expenses	$—	$135,509	$241,124	$271,687	$230,696
Cost of gold sold to pay expenses	—	(129,207)	(188,717)	(183,724)	(147,576)

Gain on gold sold to pay expenses	—	6,302	52,407	87,963	83,120
Gain on gold distributed for the redemption of shares	—	374,322	4,682,845	2,591,017	7,495,893
Unrealized gain/(loss) on investment in gold	—	(477,254)	—	—	—

Total gain/(loss) on gold	—	(96,630)	4,735,252	2,678,980	7,579,013

EXPENSES
Custody fees	15,395	22,724	37,838	44,468	39,054
Trustee fees	1,584	2,000	2,000	2,000	2,000
Sponsor fees	53,960	50,158	86,152	101,916	89,517
Marketing agent fees	33,636	50,158	86,152	101,916	89,517
Other expenses	9,535	8,716	17,593	21,473	18,644

Total expenses	114,110 (2)	133,756	229,735	271,773	238,732
Fees reduced	(4,096)	—	—	—	—

Net expenses	110,014	133,756	229,735	271,773	238,732

Net investment loss	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(5,170)	—	—	—	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(447,044)	—	—	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,122,974)	—	—	—	—

Net realized and change in unrealized gain/(loss) on investment in gold	(2,575,188)	—	—	—	—

Net income/(loss)	$(2,685,202)	$(230,386)	$4,505,517	$2,407,207	$7,340,281

Net gain/(loss) per share	$(11.10)	$(0.85)	$11.75	$5.71	$17.87

Weighted average number of shares	241,858	270,245	383,416	421,629	410,730

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

(2)	Effective July 17, 2015, the Trust’s only recurring expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust.

Statements of Financial Condition Data:

(Amounts in 000’s of US$, except for share data)	Sep-30, 2015(1)	Sep-30, 2014(4)		Sep-30, 2013(4)		Sep-30, 2012(4)		Sep-30, 2011(4)
ASSETS
Investment in gold	$24,503,318	$30,250,898	(2)	$35,812,777	(2)	$50,726,261	(2)	$42,736,696	(2)
Gold receivable	117,353	—		—		—		—

Total Assets	$24,620,671	$30,250,898		$35,812,777		$50,726,261		$42,736,696

LIABILITIES
Gold payable	$—	$140,368		$153,680		$602,591		$520,297
Other liabilities	8,501	13,661		15,414		26,804		26,718

Total Liabilities	8,501	154,029		169,094		629,395		547,015
Redeemable Shares:
Shares at redemption value to investors(3)		30,096,869		38,623,537		75,389,813		64,137,833
Shareholders’ Deficit		—		(2,979,854)		(25,292,947)		(21,948,152)

Net Assets	$24,612,170

Total Liabilities, Redeemable Shares & Shareholders’ Equity		$30,250,898		$35,812,777		$50,726,261		$42,736,696

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

(2)	Investment in gold was held at the lower of average cost or market value. The average cost of Investment in Gold was $30,728,152 at September 30, 2014. The market value of Investment at Gold was $38,792,631 at September 30, 2013, $76,019,208 at September 30, 2012 and $64,684,848 at September 30, 2011.

(3)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 230,700,000 at September 30, 2015, 257,300,000 at September 30, 2014, 301,600,000 at September 30, 2013, 437,900,000 at September 30, 2012, and 406,800,000 at September 30, 2011.

(4)	Represents audited statement of financial condition as of September 30, 2014, 2013, 2012 and 2011, respectively, prior to adoption of provisions for an investment company for accounting purposes.

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

As of the date of this annual report, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price — November 18, 2004 to September 30, 2015

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Valuation of Gold, Definition of Net Asset Value

As of the LBMA Gold Price on each day that the NYSE Arca is open for regular trading or, if there is no LBMA Gold Price on such day or the LBMA Gold Price has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or the Valuation Time, the Trustee values the gold held by the Trust and determines the NAV of the Trust.

At the Valuation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA Gold Price PM or, if no LBMA Gold Price PM is made on such day or has not been announced by the Valuation Time, the next most recent LBMA Gold Price (AM or PM) determined prior to the Valuation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. In the event the Trustee and the Sponsor determine that the LBMA Gold Price PM or last prior LBMA Gold Price (AM or PM) is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee. While we believe that the LBMA Gold Price is an appropriate indicator of the value of gold, there are other indicators that are available that could be different than the LBMA Gold Price. The use of such an alternative indicator could result in materially different fair value pricing of the gold in the Trust which could result in different market adjustments or redemption value adjustments of our outstanding redeemable Shares.

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued fees, expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the NAV of the Trust. The NAV of the Trust is used to compute the Sponsor’s fee. The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on NYSE Arca.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains on the Trust’s gold holdings at September 30, 2015 and 2014:

(Amount in 000’s of US$)	Sep-30, 2015	Sep-30, 2014
Investment in gold – cost	$27,103,546	$30,728,152
Unrealized gain/(loss) on investment in gold	(2,600,228)	(477,254)

Investment in gold – market value	$24,503,318	$30,250,898

Critical Accounting Policy

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust. Beginning October 1, 2014, the gold held by the Trust is reported at fair value on the Statements of Financial Condition. Prior to October 1, 2014, the gold held by the Trust was reported at the lower of cost or market, using the average cost method.

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, except per share, are in 000’s of US$)	For the year ended Sep-30, 2015	For the year ended Sep-30, 2014	For the year ended Sep-30, 2013
Total gain/(loss) on gold	$—	$(96,630)	$4,735,252
Net realized and change in unrealized gain/(loss) on investment in gold	$(2,575,188)	$—	$—

Net income/(loss)	$(2,685,202)	$(230,386)	$4,505,517
Net cash provided by operating activities	$—	$—	$—

The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2015 of $2,575,188 is made up of a loss of $5,170 on the sale of gold to pay expenses, plus a loss of $447,044 on gold distributed for the redemption of Shares, plus an unrealized loss of $2,122,974 on investment in gold.

The Trust’s total loss on gold for the year ended September 30, 2014 of $96,630 is made up of a gain of $6,302 on the sale of gold to pay expenses, plus a gain of $374,322 on gold distributed for the redemption of Shares, minus an unrealized loss of $477,254 on investment in gold.

The Trust’s total gain on gold for the year ended September 30, 2013 of $4,735,252 is made up of a gain of $52,407 on the sale of gold to pay expenses plus a gain of $4,682,845 on gold distributed for the redemption of Shares.

Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s )	Sep-30, 2015	Sep-30, 2014	Sep-30, 2013
Ounces of Gold:
Opening balance	24,867.2	29,244.4	42,803.6
Creations (excluding gold receivable at September 30, 2015 – , September 30, 2014 – 0, and at September 30, 2013 – 0)	5,182.9	4,547.2	4,944.8
Redemptions (excluding gold payable at September 30, 2015 – 0, September 30, 2014 – 115.4, and at September 30, 2013 – 115.9)	(7,957.0)	(8,819.3)	(18,348.0)
Sales of gold	(97.3)	(105.1)	(156.0)

Closing balance	21,995.8	24,867.2	29,244.4

Gold price per ounce – LBMA Gold Price PM	$1,114.00	$1,216.50	$1,326.50

Market value of gold holdings	$24,503,318	$30,250,898	$38,792,631

Number of Shares:
Opening balance	257,300	301,600	437,900
Creations	55,100	47,200	51,100
Redemptions	(81,700)	(91,500)	(187,400)

Closing balance	230,700	257,300	301,600

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading in the Shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2015, an additional 55,100,000 Shares, (551 Baskets), were created in exchange for 5,182,924 ounces of gold, and 81,700,000 Shares (817 Baskets) were redeemed in exchange for 7,956,944 ounces of gold. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not issue Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2015, the amount of gold owned by the Trust was 21,995,797 ounces, with a market value of $24,503,317,923 (cost — $27,103,546,125) based on the LBMA Gold Price PM on September 30, 2015 (in accordance with the Trust Indenture).

As at September 30, 2015, the Custodian held 21,995,797 ounces of gold in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $24,503,317,923 (cost — $27,103,546,125). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

As at September 30, 2014, the amount of gold owned by the Trust was 24,751,771 ounces, with a market value of $30,110,529,883 (cost — $30,587,784,162), net of gold payable of 115,387 ounces with a market value of $140,368,276, based on the London PM Fix on September 30, 2014 (in accordance with the Trust Indenture).

As at September 30, 2014, the Custodian held 24,867,158 ounces of gold in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a market value of $30,250,898,159 (cost — $30,728,152,437). Subcustodians did not hold any gold in their vaults on behalf of the Trust and 115,387 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

As at September 30, 2013, the amount of gold owned by the Trust was 29,128,497 ounces, with a market value of $38,638,951,541 (cost — $35,659,096,983) net of gold payable of 115,854 ounces with a market value of $153,680,251, based on the London PM Fix on September 30, 2013 (in accordance with the Trust Indenture).

As at September 30, 2013, the Custodian held 29,244,351 ounces in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a market value of $38,792,631,793 (cost — $35,812,777,235). Subcustodians did not hold any gold in their vaults on behalf of the Trust and 115,854 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

On August 25, 2015, Inspectorate International Limited concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 1, 2015, Inspectorate International Limited concluded reconciliation procedures from August 25, 2015 through September 30, 2015. The results can be found on www.spdrgoldshares.com.

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2015, 2014 and 2013. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2015, 2014 and 2013 was the same as those expenses, resulting in a zero cash balance at September 30, 2015, 2014 and 2013.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2015 and 2014 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2010 to September 30, 2015, and is based on the LBMA Gold Price PM since March 20, 2015 and previously the London PM Fix.

Daily gold price – October 1, 2010 to September 30, 2015

During the year between October 1, 2014 and September 30, 2015, the gold price based on the LBMA Gold Price PM (formerly the London PM Fix) traded between $1,295.75 per ounce (January 22, 2015) and $1,080.80 (July 24, 2015), and the average was $1,183.11.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2015, 2014 and 2013, and for the period from the Date of Inception through September 30, 2015, based on the LBMA Gold Price (formerly the London PM Fix), were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to December 31, 2012	$1,719.96	(3)	$1,791.75	Oct 04, 2012	$1,650.50	Dec 20, 2012	$1,664.00	Dec 31, 2012	(2)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Three months to December 31, 2013	$1,273.75	(3)	$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014
Three months to June 30, 2014	$1,288.44		$1,325.75	Apr 14, 2014	$1,242.75	Jun 03, 2014	$1,315.00	Jun 30, 2014
Three months to September 30, 2014	$1,281.21		$1,340.25	Jul 10, 2014	$1,213.50	Sep 22, 2014	$1,216.50	Sep 30, 2014
Three months to December 31, 2014	$1,200.77	(3)	$1,250.25	Oct 21, 2014	$1,142.00	Nov 05, 2014	$1,206.00	Dec 31, 2014	(2)
Three months to March 31, 2015	$1,217.37		$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015
Three months to June 30, 2015	$1,192.19		$1,225.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Three months to September 30, 2015	$1,123.87		$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Twelve months ended September 30, 2013	$1,522.43		$1,791.75	Oct 04, 2012	$1,192.00	Jun 28, 2013	$1,326.50	Sep 30, 2013
Twelve months ended September 30, 2014	$1,284.06		$1,385.00	Mar 14, 2014	$1,195.25	Dec 20, 2013	$1,216.50	Sep 30, 2014
Twelve months ended September 30, 2015	$1,183.11		$1,295.75	Jan 22, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
November 12, 2004 (the inception of the Trust) to September 30, 2015	$1,072.35		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,114.00	Sep 30, 2015

(1)	The end of period gold price is the LBMA Gold Price PM (formerly the London PM Fix) on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no London PM Fix on December 31, 2012, 2013 and 2014. The London AM Fix on such business days was $1,664.00, $1,201.50 and $1,206.00, respectively. The NAV of the Trust on December 31, 2012, December 30, 2013 and December 31, 2014 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no London PM Fix for both December 24th and December 31st for the periods ended 2012, 2013 and 2014. For comparative purposes, the average was calculated using the London AM Fix on such business days. Accordingly, the NAV of the Trust for December 24th and December 31st for the periods ended 2012, 2013 and 2014 was calculated using the London AM Fix.

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

Item 8.    Financial Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended September 30, 2015

	Three Months Ended				Year Ended Sep-30, 2015
(Amounts in 000’s of US$, except per share data)	Dec-31, 2014	Mar-31, 2015	Jun-30, 2015	Sep-30, 2015
EXPENSES
Custody fees	4,910	4,926	4,761	798	15,395
Trustee fees	504	493	499	88	1,584
Sponsor fees	10,928	9,811	11,156	22,065	53,960
Marketing agent fees	10,928	9,811	11,156	1,741	33,636
Other expenses	4,415	4,770	80	270	9,535

Total expenses	31,685	29,811	27,652	24,962	114,110

Fees reduced	(3,148)	(948)	—	—	(4,096)

Net expenses	28,537	28,863	27,652	24,962	110,014

Net investment loss	(28,537)	(28,863)	(27,652)	(24,962)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(899)	(815)	(765)	(2,691)	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	(106,862)	(59,785)	(65,606)	(214,791)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	(333,228)	(395,204)	(281,150)	(1,113,392)	(2,122,974)

Net realized and change in unrealized gain/(loss) on investment in gold	(440,989)	(455,804)	(347,521)	(1,330,874)	(2,575,188)

Net income/(loss)	$(469,526)	$(484,667)	$(375,173)	$(1,355,836)	$(2,685,202)

Net income/(loss) per share	$(1.91)	$(1.94)	$(1.55)	$(5.91)	$(11.10)

Weighted average number of shares	245,376	250,387	242,365	229,495	241,858

Fiscal Period Ended September 30, 2014

(Amounts, except for per share, are in 000’s)	Three Months Ended				Year Ended Sep-30, 2014
	Dec-31, 2013	Mar-31, 2014	Jun-30, 2014	Sep-30, 2014
REVENUES
Proceeds from sales of gold to pay expenses	$37,989	$30,862	$32,991	$33,667	$135,509
Cost of gold sold to pay expenses	(36,789)	(28,838)	(31,419)	(32,161)	(129,207)

Gain on gold sold to pay expenses	1,200	2,024	1,572	1,506	6,302
Gain on gold distributed for the redemption of shares	135,907	90,573	98,995	48,847	374,322
Unrealized gain (loss) on investment in gold	(603,341)	603,341	—	(477,254)	(477,254)

Total gain (loss) on gold	(466,234)	695,938	100,567	(426,901)	(96,630)

EXPENSES
Custody fees	5,980	5,575	5,558	5,611	22,724
Trustee fees	504	493	499	504	2,000
Sponsor fees	13,245	12,316	12,230	12,367	50,158
Marketing agent fees	13,245	12,316	12,230	12,367	50,158
Other expenses	2,346	2,142	2,097	2,131	8,716

Total expenses	35,320	32,842	32,614	32,980	133,756

Net gain (loss) from operations	$(501,554)	$663,096	$67,953	$(459,881)	$(230,386)

Net gain (loss) per share	$(1.76)	$2.48	$0.26	$(1.73)	$(0.85)

Weighted average number of shares	285,051	267,259	263,349	265,182	270,245

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2015.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2015, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2015. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2015.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2015 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2015.

November 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the

SPDR® Gold Trust

New York, New York

We have audited SPDR® Gold Trust’s (the “Trust”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust’s Sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Trust as of September 30, 2015 and 2014, the schedule of investment as of September 30, 2015, and the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2015, and our report dated November 24, 2015 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 24, 2015

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

William Rhind is the Chief Executive Officer of the Sponsor. Samantha McDonald is the Chief Financial Officer and Treasurer of the Sponsor. The Sponsor is managed in accordance with Delaware Law by a Board of Directors composed of William J. Shea, Aram Shishmanian, Rocco Maggiotto and Neal Wolkoff.

William Rhind, age 36, is the Chief Executive Officer of the Sponsor. Mr. Rhind was appointed to that position on September 8, 2014. Mr. Rhind has served as Managing Director, Institutional Investment of the World Gold Council, the ultimate parent of the Sponsor, since October 2013. He was previously employed by ETF Securities, an independent exchange-traded product provider, from March 2007 until September 2013. During his tenure at ETF Securities, he had a number of leadership roles, including as a Managing Director and as a member of the executive committee. Prior to that, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an Investment Banking Analyst at Nomura International in London. He is a graduate of the University of Bath in England with a Bachelor of Arts degree.

Samantha McDonald, age 45, is the Chief Financial Officer and Treasurer of the Sponsor. Ms. McDonald was appointed to the position in March 2015. She joined the Sponsor in October 2013 as Finance and Operations Manager. Prior to joining the Sponsor, Ms. McDonald was employed by Roubini Global Economics, or RGE, from November 2011 until October 2013. During her tenure at RGE, Ms. McDonald was the VP of Finance and was responsible for the planning, operating performance and leadership of the financial accounting and administrative functions. Prior to this, Ms. McDonald was Controller at GTIS Partners, a global real estate investment firm, from December 2009 to November 2011. She has also been the CFO for Software Technology, Inc., a provider of Education Data Management solutions to the K-12 market from June 2002 to May 2008. Ms. McDonald holds a Bachelor of Science degree in Accounting from Auburn University and received her Master in Accounting degree from University of South Alabama. She is a Certified Public Accountant.

William J. Shea, age 67, has served as Chairman of the Board of Directors of the Sponsor and a member of the Board’s Audit Committee since both were established in January 2013. He has also been a member of the Board’s Compensation Committee since it was established in May 2014. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PriceWaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts and a Master of Arts in Economics.

Aram Shishmanian, age 64, has served as a Director on the Board of Directors of the Sponsor since it was established in January 2013. He has served as Chief Executive Officer of the World Gold Council, the ultimate parent of the Sponsor, since January 2009. Mr. Shishmanian was previously employed by Accenture plc, a multinational management consulting, technology services and outsourcing company. During his 27 years at Accenture and its predecessor companies from 1975 to 2003, Mr. Shishmanian held a number of leadership roles, including Global Managing Partner of the financial markets industry practice, before becoming a senior partner. He previously served as a Non-Executive Director of Resolution plc, the Senior Non-Executive Director of Victoria plc, a Non-Executive Director of a Swiss based asset-management company and several other companies. Prior to joining the World Gold Council, from 2005 to 2010, he was an independent member of the International Executive of Hogan Lovells LLP, one of the leading global law firms. He holds a Bachelor of Arts in Economics and a Master of Business Administration.

Rocco Maggiotto, age 65, has served as a Director on the Board of Directors of the Sponsor and Chairman of the Board’s Audit Committee since both were established in January 2013. He has also been a member of the Board’s Compensation Committee since it was established in May 2014. Mr. Maggiotto is the Chief Executive Officer and Co-Founder of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit institutions. From June 2006 to 2011, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, their global industry practices, their relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda. Prior to joining Zurich, from 2005 to 2006, he was a Senior Executive Advisor in Booz Allen Hamilton’s Management Consulting practice, and continues to consult with financial institutions through the Manchester Consulting Group which he founded in 2012. Mr. Maggiotto’ s previous career has included roles as Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc. from 2002 to 2005, as well as a Senior Partner for PricewaterhouseCoopers, where he was a member of their Global Leadership Team and was Global Markets Leader upon retiring in 2002. Mr. Maggiotto was also a Vice Chairman for the former Coopers & Lybrand, Managing Partner of their New York region and Chairman of its financial services industry practice worldwide. He also developed and managed their US Financial Services Industry Management Consulting business. Before that, he was a Partner with KPMG Management Consulting Practice in New York. Prior to joining KPMG, for sixteen years, Mr. Maggiotto held management positions with Marine Midland Bank and with HSBC covering finance, operations, management information systems and corporate services. Mr. Maggiotto serves on the boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, Canisius College, Canisius High School, the Council of Governing Bodies of New York State’s private colleges and universities, and is President of the Board of The Green Mountain Academy for Life Long Learning Manchester, VT. He is also a member of the Board of Directors for Lucid Inc., a publicly traded medical device company which does business as Caliber I. D. providing medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases. Mr. Maggiotto holds a Batchelor of Arts in Political Science and an a Master of Business Administration in Finance.

Neal Wolkoff, age 60, has served as a Director on the Board of Directors of the Sponsor and a member of the Board’s Audit Committee since both were established in January 2013. He has been the Chair of the Board’s Compensation Committee since it was established in May 2014. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors

Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. Mr. Wolkoff is a member of the Federal Reserve Bank of Chicago Working Group on Financial Markets. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive Chairman of that board. Mr. Wolkoff has also served on the Board of Directors and Executive Committee of the National Futures Association. Mr. Wolkoff was Vice Chairman of the Board and a member of the Executive Committee of the Golda Och Academy (a Solomon Schechter School) in West Orange, NJ. He received a Bachelor of Arts and a Juris Doctor and is a member of the Bar of the State of New York.

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

Not applicable.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended September 30, 2015 and 2014 were:

	Years Ended September 30,
	2015	2014
Audit fees	$259,000	$259,000
Audit-related fees	177,000	175,000

Total	$436,000	$434,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2015, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit No.	Description
4.1	Trust Indenture dated November 12, 2004, is incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008, is incorporated by reference to Exhibit 4.1.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 1, 2011.
4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 19, 2014.
4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015, is incorporated by reference to Exhibit 4.1.5 to the Registrant’s Current Report on Form 8-K filed on March 20, 2015.
4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015, is incorporated by reference to Exhibit 4.1.6 to the Registrant’s Current Report on Form 8-K filed on July 17, 2015.
4.2	Form of Participant Agreement is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on November 8, 2004.
4.2.1	Amendment No. 1 to Participant Agreements, is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008, is incorporated by reference to Exhibit 4.2.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
4.2.3	Amendment No. 3 to Participant Agreements dated July 18,2014, is incorporated by reference to Exhibit 4.2.3 filed with the Registrant’s Current Report on Form 8-K filed on July 22, 2014.
4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004, is incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
10.1	Second Amended and Restated Allocated Bullion Account Agreement dated July 17, 2015, is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on July 17, 2015.

Exhibit No.	Description
10.2	Second Amended and Restated Unallocated Bullion Account Agreement dated July 17, 2015, is incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on July 17, 2015.
10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on November 8, 2004.

10.3.1	Form of Amendment to Participant Unallocated Bullion Account Agreement dated November 26, 2007, is incorporated by reference to Exhibit 10.3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement effective May 20, 2008, is incorporated by reference to Exhibit 10.3.1 filed with the Registrant’s Registration Statement on Form S-3, File No. 333-151056, filed on May 20, 2008.
10.4	Depository Agreement dated November 11, 2004, is incorporated by reference to Exhibit 10.4 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.5	License Agreement is incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on September 26, 2003.
10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 17, 2015.
10.8	WGC/WGTS License Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.8.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.10 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.12	SPDR Sublicense Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.13	Novation Agreement dated June 4, 2014, is incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
23.1	Consent of KPMG LLP
23.2	Consent of Carter Ledyard & Milburn LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the

SPDR®  Gold Trust

New York, New York

We have audited the accompanying statements of financial condition of the SPDR® Gold Trust (the “Trust”) as of September 30, 2015 and 2014, the schedule of investment as of September 30, 2015, and the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2015. These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 24, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 24, 2015

SPDR® GOLD TRUST

Statements of Financial Condition

at September 30, 2015 and 2014

(Amounts in 000’s of US$ except for share data)	Sep-30, 2015(1)	Sep-30, 2014(2)
ASSETS
Investment in Gold (cost at September 30, 2015: $27,103,546)	$24,503,318	$30,250,898	(3)
Gold receivable	117,353	—

Total Assets	$24,620,671	$30,250,898

LIABILITIES
Gold payable	$—	$140,368
Accounts payable to related parties and other vendors	8,089	9,588
Accounts payable	10	315
Accrued expenses	402	3,758

Total Liabilities	8,501	154,029

Redeemable Shares:
Shares at redemption value to investors	—	30,096,869

Net Assets	$24,612,170	—

Total Liabilities, Redeemable Shares & Shareholders’ Equity		$30,250,898

Shares issued and outstanding(4)	230,700,000	257,300,000
Net asset value per Share	$106.68

(1)	Effective October 1, 2014, the SPDR® Gold Trust (the “Trust”) adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

(2)	Represents audited statement of financial condition as of September 30, 2014 prior to adoption of provisions for an investment company for accounting purposes.

(3)	Investment in Gold was held at the lower of average cost or market value. The average cost of Investment in Gold at September 30, 2014 is $30,728,152.

(4)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the audited financial statements

SPDR® GOLD TRUST

Schedule of Investment(1)

September 30, 2015

(Amounts in 000’s except for percentages)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	21,995.8	$27,103,546	$24,503,318	99.56%

Total Investments		$27,103,546	$24,503,318	99.56%
Liabilities in excess of other assets			108,852	0.44%

Net Assets			$24,612,170	100.00%

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. Disclosure of a schedule of investments is required for investment companies. See note 2.2 to our audited financial statements.

See notes to the audited financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2015, 2014 and 2013

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2015 (1)	Year Ended Sep-30, 2014	Year Ended Sep-30, 2013
REVENUES
Proceeds from sales of gold to pay expenses	$—	$135,509	$241,124
Cost of gold sold to pay expenses	—	(129,207)	(188,717)

Gain on gold sold to pay expenses	—	6,302	52,407
Gain on gold distributed for the redemption of shares	—	374,322	4,682,845
Unrealized gain/(loss) on investment in gold	—	(477,254)	—

Total gain/(loss) on gold	—	(96,630)	4,735,252

EXPENSES
Custody fees	15,395	22,724	37,838
Trustee fees	1,584	2,000	2,000
Sponsor fees	53,960	50,158	86,152
Marketing agent fees	33,636	50,158	86,152
Other expenses	9,535	8,716	17,593

Total expenses	114,110	133,756	229,735

Fees reduced	(4,096)	—	—

Net expenses	110,014	133,756	229,735

Net investment loss	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(5,170)	—	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(447,044)	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,122,974)	—	—

Net realized and change in unrealized gain/(loss) on investment in gold	(2,575,188)	—	—

Net income/(loss)	$(2,685,202)	$(230,386)	$4,505,517

Net income/(loss) per share	$(11.10)	$(0.85)	$11.75

Weighted average number of shares	241,858	270,245	383,416

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

See notes to the audited financial statements

SPDR® GOLD TRUST

Statements of Cash Flows

For the years ended September 30, 2015, 2014 and 2013

(Amounts in 000’s of US$)	Year Ended Sep-30, 2015	Year Ended Sep-30, 2014	Year Ended Sep-30, 2013
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$115,174	$135,509	$241,124
Cash expenses paid	(115,174)	(135,509)	(241,124)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$6,447,849	$5,893,107	$7,734,465

Value of gold distributed for redemption of shares — net of gold payable	$9,247,346	$10,834,448	$22,268,988

(Amount in 000’s of US$)	Year Ended Sep-30, 2015	Year Ended Sep-30, 2014	Year Ended Sep-30, 2013
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(2,685,202)	$(230,386)	$4,505,517
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	115,174	—	—
Net realized (gain)/loss from investment in gold sold to pay expenses	5,170	—	—
Net realized (gain)/loss from gold distributed for the redemption of shares	447,044	—	—
Net change in unrealized (appreciation)/depreciation on investment in gold	2,122,974	—	—
(Increase)/Decrease in investment in gold	—	5,561,879	14,913,484
(Increase)/Decrease in gold receivable	—	—	—
Increase/(Decrease) in gold payable	—	(13,312)	(448,911)
Increase/(Decrease) in liabilities	(5,160)	(1,753)	(11,390)
Increase/(Decrease) in redeemable shares
Creations	—	5,893,107	7,734,465
Redemptions	—	(11,209,535)	(26,693,165)

Net cash provided by operating activities	$—	$—	$—

See notes to the audited financial statements

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the years ended September 30, 2015, 2014 and 2013

(Amounts in 000’s of US$)	Year Ended Sep-30, 2015(2)	Year Ended Sep-30, 2014(3)	Year Ended Sep-30, 2013(3)
Net Assets - Opening Balance(1)	$30,096,869	$(2,979,854)	$(25,292,947)
Creations	6,447,849	—	—
Redemptions	(9,247,346)	—	—
Net investment loss	(110,014)	—	—
Net realized gain/(loss) from investment in gold sold to pay expenses	(5,170)	—	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(447,044)	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,122,974)	—	—
Net income/(loss)	—	(230,386)	4,505,517
Adjustment of Redeemable Shares to redemption value	—	3,210,240	17,807,576

Shareholders’ Deficit		$—	$(2,979,854)

Net Assets - Closing Balance	$24,612,170

(1)	The Trust reclassified redeemable capital shares as of September 30, 2014 into net assets as part of its transition to investment company accounting effective October 1, 2014. See note 2.2 to our audited financial statements. The opening balance for the year ended September 30, 2014 represents Shareholders’ Deficit.

(2)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

(3)	Represents audited statement of changes in shareholders’ equity/(deficit) for the years ended September 30, 2014 and 2013.

See notes to the audited financial statements

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

Effective October 1, 2014, the Trust adopted the financial presentation provisions appropriate to an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies (“Topic 946”), but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Please refer to Note 2.2 Investment Company Status.

2    Significant accounting policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Certain amounts in 2014 and 2013 have been reclassified to conform to current presentation. The following is a summary of significant accounting policies followed by the Trust.

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

SPDR® GOLD TRUST

Notes to the Financial Statements

2    Significant accounting policies (continued)

As a result of the prospective application of ASU 2013-08, certain disclosures required by Topic 946 are only presented for periods beginning October 1, 2014. Financial statements and disclosures for periods prior to October 1, 2014 will continue to be presented in their previously reported form, however certain captions have been changed. The primary changes to the financial statements resulting from the adoption of ASU 2013-08 and corresponding application of Topic 946 include:

•	Reporting of investment in gold at fair value on the Statement of Financial Condition, which was previously reported at the lower of average cost or market value;

•

Recognition of the net change in unrealized appreciation/depreciation on investment in gold within the Statements of Operations, which was previously reported as an “Adjustment of redeemable shares to redemption value” on the Statement of Changes in Shareholders’ Deficit;

•

Shares of the Trust are classified as Net Assets on the Statement of Financial Condition, which was previously classified as “Shares at redemption value to investors.” An adjustment was recorded as of October 1, 2014 to reclassify the balance of Shares at redemption value to investors at September 30, 2014 into Net Assets as follows (all balances in 000’s):

(Amounts in 000’s of US$)	Balance at September 30, 2014	Transition Adjustment	ASU 2013-08 Balance at October 1, 2014
Shares at redemption value to investors	$30,096,869	$(30,096,869)	$—
Net Assets	—	30,096,869	30,096,869

•	The addition of a Schedule of Investment and a Financial Highlights note to the financial statements.

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

SPDR® GOLD TRUST

Notes to the Financial Statements

2    Significant accounting policies (continued)

The following table summarizes the Trust’s investments at fair value as of September 30, 2015:

(Amounts in 000’s of US$)	Level 1	Level 2	Level 3
Investment in Gold	$24,503,318	$—	$—

Total	$24,503,318	$—	$—

Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold which started at 3:00 PM London, England time and was performed by the four members of the London Gold Fix.

On March 20, 2015, the LBMA Gold Price replaced the London Gold Fix. ICE Benchmark Administration Limited (“IBA”) an independent specialist benchmark administrator provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price is made on a particular evaluation day or if the LBMA Gold Price has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

Prior to July 17, 2015, once the value of the gold had been determined, the Trustee subtracted all estimated accrued fees (other than the fees to be computed by reference to the value of the adjusted net asset value (“ANAV”) of the Trust or custody fees computed by reference to the value of gold held in the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust was used to compute the fees of the Trustee, the Sponsor and the Marketing Agent prior to July 17, 2015.

To determine the Trust’s NAV, the Trustee subtracted from the ANAV of the Trust the amount of estimated accrued but unpaid fees computed by reference to the value of the ANAV of the Trust and computed by reference to the value of the gold held in the Trust. The Trustee determined the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

Effective July 17, 2015, the Trust’s only recurring expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust.

2.4.     Custody of Gold

Effective December 22, 2014, HSBC Bank plc (the “Custodian”) assumed custodial responsibilities for the Trust from HSBC Bank USA, N.A. Gold is held by the Custodian, on behalf of the Trust.

2.5    Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

SPDR® GOLD TRUST

Notes to the Financial Statements

2    Significant accounting policies (continued)

(Amounts in 000’s of US$)	Sep-30, 2015	Sep-30, 2014
Gold receivable	$117,353	$0

2.6    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2015	Sep-30, 2014
Gold payable	$0	$140,368

2.7    Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition as of September 30, 2014 and 2013, respectively, and as Net Assets as of September 30, 2015. Prior to adoption of ASU 2013-08, the Trust recorded the redemption value of the Shares, which represented its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the years ended September 30, 2015, 2014 and 2013 are as follows:

(All amounts are in 000’s)	Year Ended Sep-30, 2015	Year Ended Sep-30, 2014	Year Ended Sep-30, 2013
Activity in Number of Shares Issued and Outstanding:
Creations	55,100	47,200	51,100
Redemptions	(81,700)	(91,500)	(187,400)

Net increase/(decrease) Shares Issued and Outstanding	(26,600)	(44,300)	(136,300)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2015	Year Ended Sep-30, 2014	Year Ended Sep-30, 2013
Activity in Value of Shares Issued and Outstanding:
Creations	$6,447,849	$5,893,107	$7,734,465
Redemptions	(9,247,346)	(11,209,535)	(26,693,165)

Net increase/(decrease) Shares Issued and Outstanding	$(2,799,497)	$(5,316,428)	$(18,958,700)

2.8    Revenue Recognition Policy

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the

SPDR® GOLD TRUST

Notes to the Financial Statements

2    Significant accounting policies (continued)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2015 of ($2,575,188) is made up of a loss of ($5,170) on the sale of gold to pay expenses, plus a loss of ($447,044) on gold distributed for the redemption of Shares, plus an unrealized (loss) of ($2,122,974) on investment in gold.

The Trust’s total gain/(loss) on gold for the year ended September 30, 2014 of ($96,630) is made up of a gain of $6,302 on the sale of gold to pay expenses, plus a gain of $374,322 on gold distributed for the redemption of Shares, minus an unrealized (loss) of ($477,254) on investment in gold.

The Trust’s total gain/(loss) on gold for the year ended September 30, 2013 of $4,735,252 is made up of a gain of $52,407 on the sale of gold to pay expenses plus a gain of $4,682,845 on gold distributed for the redemption of Shares.

2.9    Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2015 or 2014.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2015 the 2014, 2013, and 2012 tax years remain open for examination. There are no examinations in progress at period end.

SPDR® GOLD TRUST

Notes to the Financial Statements

3    Quarterly Statements of Operations

Fiscal Period Ended September 30, 2015

(Amounts in 000’s of US$, except per share data)(1)	Three Months Ended				Year to Sep-30, 2015
	Dec-31, 2014	Mar-31, 2015	Jun-30, 2015	Sep-30, 2015
EXPENSES
Custody fees	4,910	4,926	4,761	798	15,395
Trustee fees	504	493	499	88	1,584
Sponsor fees	10,928	9,811	11,156	22,065	53,960
Marketing agent fees	10,928	9,811	11,156	1,741	33,636
Other expenses	4,415	4,770	80	270	9,535

Total expenses	31,685	29,811	27,652	24,962	114,110

Fees reduced	(3,148)	(948)	—	—	(4,096)

Net expenses	28,537	28,863	27,652	24,962	110,014

Net investment loss	(28,537)	(28,863)	(27,652)	(24,962)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(899)	(815)	(765)	(2,691)	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	(106,862)	(59,785)	(65,606)	(214,791)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	(333,228)	(395,204)	(281,150)	(1,113,392)	(2,122,974)
Net realized and change in unrealized gain/(loss) on investment in gold	(440,989)	(455,804)	(347,521)	(1,330,874)	(2,575,188)

Net income/(loss)	$(469,526)	$(484,667)	$(375,173)	$(1,355,836)	$(2,685,202)

Net income/(loss) per share	$(1.91)	$(1.94)	$(1.55)	$(5.91)	$(11.10)

Weighted average number of shares	245,376	250,387	242,365	229,495	241,858

SPDR® GOLD TRUST

Notes to the Financial Statements

3    Quarterly Statements of Operations (continued)

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

4.     Related Parties – Sponsor and Trustee

Prior to July 17, 2015, fees were paid by the Trust to the Sponsor as compensation for services performed under the Trust Indenture and for services performed in connection with maintaining the Trust’s website and marketing the Shares. The Sponsor’s fee was payable monthly in arrears and accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Sponsor received reimbursement from the Trust for all of its disbursements and expenses incurred in connection with the Trust.

Fees were paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee was payable monthly in arrears. Prior to July 17, 2015 the Trustee’s fee was accrued daily at an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee’s fee was subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee was also paid for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee’s fees were paid by the Trust prior to July 17, 2015 and the Sponsor from July 17, 2015.

SPDR® GOLD TRUST

Notes to the Financial Statements

4.     Related Parties – Sponsor and Trustee (continued)

Effective July 17, 2015, the Trust’s only recurring expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

4.1.    Other Vendor Agreements

Fees are paid to the Custodian under the Allocated Bullion Account Agreement between the Trustee and the Custodian (as amended, the “Allocated Bullion Account Agreement”) as compensation for its custody services. Prior to July 17, 2015 the Custodian’s fee was computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (“Trust Allocated Account”) and the Trust’s unallocated gold account (“Trust Unallocated Account”) and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian’s fees were paid by the Trust prior to July 17, 2015 and the Sponsor from July 17, 2015.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the “Marketing Agent”), as compensation for services performed pursuant to the Marketing Agent Agreement, between the Sponsor and the Marketing Agent (as amended, the “Marketing Agent Agreement”). Prior to July 17, 2015 the Marketing Agent’s fee was payable monthly in arrears and was accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent’s fees were paid by the Trustee prior to July 17, 2015 and the Sponsor from July 17, 2015.

Prior to July 17, 2015, if at the end of any month, the estimated ordinary expenses of the Trust exceeded an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent would reduce the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. For the period from October 1, 2014 through July 16, 2015, the Sponsor and the Marketing Agent each reduced their fees in the amount of $2,047,695 since the Trust’s ordinary expenses exceeded 0.40% per year of the daily ANAV of the Trust. The Sponsor and Marketing Agent did not reduce their fees for the years ended September 30, 2014 and 2013.

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Effective July 17, 2015, the Trust’s only recurring expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. In order to pay the Trust’s expenses, the Trustee sells gold held by the Trust on an as-needed basis. Each sale of gold by the Trust is a taxable event to the Shareholders.

SPDR® GOLD TRUST

Notes to the Financial Statements

4.     Related Parties – Sponsor and Trustee (continued)

Amounts Payable to Related Parties and Other Vendor Agreements

(Amounts in 000’s of US$)	Sep-30, 2015	Sep-30, 2014
Payable to Custodian	$—	$1,748
Payable to Trustee	—	164
Payable to Sponsor	8,089	3,838
Payable to Marketing Agent	—	3,838

Accounts Payable to Related Parties and Other Vendors	$8,089	$9,588

5    Concentration of Risk

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

The Sponsor has agreed to indemnify certain parties against certain liabilities and to contribute to payments that such parties may be required to make in respect of those liabilities. The Trustee has agreed to reimburse such parties, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor

SPDR® GOLD TRUST

Notes to the Financial Statements

6.    Indemnification (continued)

has not paid such amounts when due. The Sponsor has agreed that, to the extent the Trustee pays any amount in respect of the reimbursement obligations described in the preceding sentence, the Trustee, for the benefit of the Trust, will be subrogated to and will succeed to the rights of the party so reimbursed against the Sponsor.

7.    Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the year ended September 30, 2015. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Year Ended Sep-30, 2015
Net Asset Value
Net asset value per Share, beginning of period	$116.97

Net investment income/(loss)	(0.45)
Net Realized and Change in Unrealized Gain (Loss)	(9.84)

Net Income/(Loss)	(10.29)

Net asset value per Share, end of period	$106.68

Market value per Share, beginning of period	116.21

Market value per Share, end of period	$106.86

Ratio to average net assets
Net Investment Loss	(0.40)%

Gross Expenses	0.42%

Net Expenses(1)	0.40%

Total Return, at net asset value	(8.80)%

Total Return, at market value	(8.05)%

8.    Subsequent Events

The Sponsor has evaluated events through the issuance of financial statements and determined that no events have occurred that require disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC Sponsor of the SPDR® Gold Trust (Registrant)

/s/ William Rhind
William Rhind Chief Executive Officer*

/s/ Samantha McDonald
Samantha McDonald Chief Financial Officer and Treasurer*

/s/ William J. Shea
William J. Shea Director*

/s/ Aram Shishmanian
Aram Shishmanian Director*

/s/ Rocco Maggiotto
Rocco Maggiotto Director*

/s/ Neal Wolkoff
Neal Wolkolff Director*

Date: November 24, 2015

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the Registrant.