Form 10-Q
period 2015-12-31
SPDR GOLD TRUST
filed 2016-01-29
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2015

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

685 Third Ave. 27th Floor

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

As of January 27, 2016 the Registrant had 224,900,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Statements of Financial Condition

at December 31, 2015 and September 30, 2015

(Amounts in 000’s of US$ except for share data)	Dec-31, 2015	Sep-30, 2015(1)
ASSETS
Investment in Gold (cost $25,333,181 and $27,103,546, at December 31, 2015 and September 30, 2015, respectively)	$21,979,062	$24,503,318
Gold receivable	—	117,353

Total Assets	$21,979,062	$24,620,671

LIABILITIES
Gold payable	$40,650	$—
Accounts payable to related parties and other vendors	7,465	8,089
Accounts payable	—	10
Accrued expenses	341	402

Total Liabilities	48,456	8,501

Net Assets	21,930,606	24,612,170

Shares issued and outstanding(2)	215,800,000	230,700,000
Net asset value per Share	$101.62	$106.68

(1)	Represents audited statement of financial condition as of September 30, 2015. Effective October 1, 2014, the SPDR® Gold Trust (the “Trust”) adopted the financial presentation provisions for an investment company. See Note 2.2.
(2)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Unaudited Schedule of Investment

at December 31, 2015 and September 30, 2015

(All balances in 000’s)

December 31, 2015

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	20,691.0	$25,333,181	$21,979,062	100.22%

Total Investments		$25,333,181	$21,979,062	100.22%
Liabilities in excess of other assets			(48,456)	(0.22)%

Net Assets			$21,930,606	100.00%

September 30, 2015(1)

Investment in Gold	21,995.8	$27,103,546	$24,503,318	99.56%

Total Investments		$27,103,546	$24,503,318	99.56%
Assets in excess of liabilities			108,852	0.44%

Net Assets			$24,612,170	100.00%

(1)	Represents audited schedule of investment as of September 30, 2015. Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See Note 2.2.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three months ended December 31, 2015 and 2014

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2015	Three Months Ended Dec-31, 2014(1)
Expenses
Custody fees	$—	$4,910
Trustee fees	—	504
Sponsor fees	23,818	10,928
Marketing agent fees	—	10,928
Other expenses	—	4,415

Total expenses	23,818	31,685

Fees waived	—	(3,148)

Net expenses	23,818	28,537

Net investment loss	(23,818)	(28,537)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(2,820)	(899)
Net realized gain/(loss) from gold distributed for the redemption of Shares	(362,484)	(106,862)
Net change in unrealized appreciation/(depreciation) on investment in gold	(753,891)	(333,228)

Net realized and change in unrealized gain/(loss) on investment in gold	(1,119,195)	(440,989)

Net income/(loss)	$(1,143,013)	$(469,526)

Net income/(loss) per share	$(5.11)	$(1.91)

Weighted average number of shares	223,621	245,376

(1)	Effective October 1, 2014, the Trust has adopted the financial presentation provisions for an investment company. See Note 2.2 to our unaudited financial statements.

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three months ended December 31, 2015 and 2014

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2015	Three Months Ended Dec-31, 2014
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$24,513	$29,178
Cash expenses paid	(24,513)	(29,178)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$1,511,823	$986,305

Value of gold distributed for redemption of shares — net of gold payable	$3,050,374	$3,289,093

(Amount in 000’s of US$)	Three Months Ended Dec-31, 2015	Three Months Ended Dec-31, 2014
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(1,143,013)	$(469,526)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	24,513	29,178
Net realized (gain)/loss from investment in gold sold to pay expenses	2,820	899
Net realized (gain)/loss from gold distributed for the redemption of Shares	362,484	106,862
Net change in unrealized (appreciation)/depreciation on investment in gold	753,891	333,228
Increase/(Decrease) in liabilities	(695)	(641)

Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Unaudited Statement of Changes in Net Assets

For the three months ended December 31, 2015 and year ended September 30, 2015

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2015	Year Ended Sep-30, 2015(1)
Net Assets - Opening Balance	$24,612,170	$30,096,869
Creations	1,511,823	6,447,849
Redemptions	(3,050,374)	(9,247,346)
Net investment loss	(23,818)	(110,014)
Net realized gain/(loss) from investment in gold sold to pay expenses	(2,820)	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	(362,484)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	(753,891)	(2,122,974)

Net Assets - Closing Balance	$21,930,606	$24,612,170

(1)	Represents audited statement of changes in net assets as of September 30, 2015. Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See Note 2.2.

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The statement of financial condition and schedule of investment at December 31, 2015, the statements of operations and of cash flows for the three months ended December 31, 2015 and 2014 and the statement of changes in net assets for the three months ended December 31, 2015 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2015 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the operating results for the full fiscal year.

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

In June 2013, the FASB issued Accounting Standards Update 2013-08, Investment Companies – Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to Topic 946 that provides guidance to assess whether an entity is an investment company, and establishes additional measurement and disclosure requirements for an investment company. ASU 2013-08 was effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. The Sponsor concluded that the Trust meets the definition of an investment company in accordance with the criteria of ASU 2013-08. As a result, effective October 1, 2014, the Trust qualifies as an investment company solely for accounting purposes pursuant to the accounting and reporting guidance under Topic 946, but is not registered, and is not required to be registered, under the Investment Company Act.

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

ASU 2013-08 prescribes that an entity that qualifies as an investment company as a result of an assessment of its status shall account for the effect of the change in status prospectively from the date of the change in status and shall recognize any impact as a cumulative effect adjustment to the net asset value at the beginning of the period. No cumulative effect adjustment to net asset value was required to be recorded as a result of the Trust’s adoption of ASU 2013-08 because the fair value of gold bullion held by the Trust was lower than the cost of gold held by Trust at September 30, 2014.

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

The following table summarizes the inputs used as of December 31, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$21,979,062	$—	$—

Total	$21,979,062	$—	$—

Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold which started at 3:00 PM London, England time and was performed by the members of the London Gold Fix.

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

Prior to July 17, 2015, once the value of the gold had been determined, the Trustee subtracted all estimated accrued fees (other than the fees to be computed by reference to the value of the adjusted net asset value (“ANAV”) of the Trust or custody fees computed by reference to the value of gold held in the Trust), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure was the ANAV of the Trust. The ANAV of the Trust was used to compute the fees of the Trustee, the Sponsor and the Marketing Agent prior to July 17, 2015.

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

Effective December 22, 2014, HSBC Bank plc (the “Custodian”) assumed custodial responsibilities for the gold of the Trust from HSBC Bank USA, N.A.

2.5.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2015	Sep-30, 2015
Gold receivable	$—	$117,353

2.6.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2015	Sep-30, 2015
Gold payable	$40,650	$—

2.7.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets as of December 31, 2015. Changes in the Shares for the three months ended December 31, 2015 and for the year ended September 30, 2015, are as follows:

(All amounts are in 000’s)	Three Months Ended Dec-31, 2015	Year Ended Sep-30, 2015
Activity in Number of Shares Issued and Outstanding:
Creations	14,100	55,100
Redemptions	(29,000)	(81,700)

Net decrease Shares Issued and Outstanding	(14,900)	(26,600)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2015	Year Ended Sep-30, 2015
Activity in Value of Shares Issued and Outstanding:
Creations	$1,511,823	$6,447,849
Redemptions	(3,050,374)	(9,247,346)

Net decrease Shares Issued and Outstanding	$(1,538,551)	$(2,799,497)

2.8.	Revenue Recognition Policy

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the period ended December 31, 2015 of ($1,119,195) is made up of a loss of ($2,820) on the sale of gold to pay expenses, plus a loss of ($362,484) on gold distributed for the redemption of Shares, plus a change in unrealized depreciation of ($753,891) on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the period ended December 31, 2014 of ($440,989) is made up of a loss of ($899) on the sale of gold to pay expenses, plus a loss of ($106,862) on gold distributed for the redemption of Shares, plus a change in unrealized depreciation of ($333,228) on investment in gold.

2.9.	Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2015 or September 30, 2015.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2015, the 2014, 2013 and 2012 tax years remain open for examination. There are no examinations in progress at period end.

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

Fees are paid to the Custodian under the Allocated Bullion Account Agreement between the Trustee and the Custodian (as amended, the “Allocated Bullion Account Agreement”) as compensation for its custody services. Prior to July 17, 2015 the Custodian’s fee was computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (“Trust Allocated Account”) and the Trust’s unallocated gold account (“Trust Unallocated Account”) and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian’s fees were paid by the Trust prior to July 17, 2015 and have been paid by the Sponsor since July 17, 2015.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the “Marketing Agent”), as compensation for services performed pursuant to the Marketing Agent Agreement, between the Sponsor and the Marketing Agent (as amended, the “Marketing Agent Agreement”). Prior to July 17, 2015 the Marketing Agent’s fee was payable monthly in arrears and was accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent’s fees were paid by the Trustee prior to July 17, 2015 and have been paid by the Sponsor since July 17, 2015.

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

Amounts Payable to Related Parties and Other Vendor Agreements

(Amounts in 000’s of US$)	Dec-31, 2015	Sep-30, 2015
Payable to Custodian	$—	$—
Payable to Trustee	—	—
Payable to Sponsor	7,465	8,089
Payable to Marketing Agent	—	—

Accounts Payable to Related Parties and Other Vendors	$7,465	$8,089

4.	Concentration of Risk

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

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified from the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of their duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification from the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor will also be indemnified from the Trust and held harmless against any loss, liability or expense arising under the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three-month period ended December 31, 2015 and 2014. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Net Asset Value
Net asset value per Share, beginning of period	$106.68	$116.97

Net investment income/(loss)	(0.11)	(0.12)
Net Realized and Change in Unrealized Gain (Loss)	(4.95)	(1.65)

Net Income/(Loss)	(5.06)	(1.77)

Net asset value per Share, end of period	$101.62	$115.20

Market value per Share, beginning of period	$106.86	$116.21

Market value per Share, end of period	$101.46	$113.58

Ratio to average net assets
Net Investment Loss(1)	(0.40)%	(0.40)%

Gross Expenses(1)	0.40%	(0.44)%

Net expenses(1), (3)	0.40%	(0.40)%

Total Return, at net asset value(2)	(4.74)%	(1.51)%

Total Return, at market value(2)	(5.05)%	(2.26)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.
(3)	Net expense ratio reflects fee waivers for the three months ended December 31, 2014.

7.	Subsequent Events

The Sponsor has evaluated events through the issuance of financial statements and determined that no events have occurred that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of the date of this quarterly report, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, Scotia Capital (USA) Inc., UBS Securities LLC, and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price from November 18, 2004 to December 31, 2015

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

Valuation of Gold, Definition of NAV

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

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued unitary fees, expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the NAV of the Trust. The NAV of the Trust is used to compute the Sponsor’s fee. The Trustee determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on NYSE Arca.

Custody of Gold

Gold is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust.

Results of Operations

In the three months ended December 31, 2015, an additional 14,100,000 Shares (141 Baskets) were created in exchange for 1,349,648 ounces of gold, 29,000,000 Shares (290 Baskets) were redeemed in exchange for 2,775,793 ounces of gold, and 22,217 ounces of gold were sold to pay expenses.

As at December 31, 2015, the Custodian held 20,691,044 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $21,979,061,920 (cost — $25,333,180,858) based on the LBMA Gold Price AM on December 31, 2015. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 38,268 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

As at September 30, 2015, the Custodian held 21,995,797 ounces of gold in its vault 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a market value of $24,503,317,923 (cost — $27,103,546,125). Subcustodians held nil ounces of gold in their vaults on behalf of the Trust.

As at August 25, 2015, Inspectorate International Limited, a subsidiary of Bureau Veritas Inspectorate (“Inspectorate”), concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 1, 2015, Inspectorate concluded reconciliation procedures from August 25, 2015 through September 30, 2015. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At December 31, 2015 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2011 to December 31, 2015, and is based on the LBMA Gold Price PM since March 20, 2015 and previously the London PM Fix.

Daily gold price - January 1, 2011 to December 31, 2015

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through December 31, 2015, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to March 31, 2013	$1,631.77		$1,693.75	Jan 02, 2013	$1,574.00	Mar 06, 2013	$1,598.25	Mar 28, 2013
Three months to June 30, 2013	$1,414.80		$1,583.50	Apr 02, 2013	$1,192.00	Jun 28, 2013	$1,192.00	Jun 28, 2013
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Three months to December 31, 2013	$1,273.75	(3)	$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014
Three months to June 30, 2014	$1,288.44		$1,325.75	Apr 14, 2014	$1,242.75	Jun 03, 2014	$1,315.00	Jun 30, 2014
Three months to September 30, 2014	$1,281.21		$1,340.25	Jul 10, 2014	$1,213.50	Sep 22, 2014	$1,216.50	Sep 30, 2014
Three months to December 31, 2014	$1,200.69	(3)	$1,250.25	Oct 21, 2014	$1,142.00	Nov 05, 2014	$1,199.25	Dec 31, 2014	(2)
Three months to March 31, 2015	$1,217.37		$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015
Three months to June 30, 2015	$1,192.19		$1,225.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Three months to September 30, 2015	$1,123.87		$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Three months to December 31, 2015	$1,105.29	(3)	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)

Twelve months ended December 31, 2013	$1,409.55	(3)	$1,693.75	Jan 02, 2013	$1,192.00	Jun 28, 2013	$1,201.50	Dec 31, 2013	(2)
Twelve months ended December 31, 2014	$1,265.65	(3)	$1,385.00	Mar 14, 2014	$1,142.00	Nov 05, 2014	$1,199.25	Dec 31, 2014	(2)
Twelve months ended December 31, 2015	$1,158.86	(3)	$1,295.75	Jan 22, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)

November 12, 2004 to December 31, 2015	$1,073.10	(3)	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,062.25	Dec 31, 2015	(2)

(1)	The end of period gold price is the LBMA Gold Price PM (formerly the London PM Fix) on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2015. There was no London PM Fix on the last business day of December 2013 and 2014. The LBMA Gold Price AM on the last business day of December 2015 was $1,062.25. The London AM Fix on the last business day of December 2013 and 2014 was $1,201.50 and $1,199.25, respectively. The Net Asset Value of the Trust on December 31, 2015 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture. The Net Asset Value of the Trust on December 30, 2013 and December 31, 2014 was calculated using the London AM Fix, in accordance with the Trust Indenture.
(3)	There was no LBMA Gold Price PM or London PM Fix for both December 24 and December 31 for the periods ended 2013, 2014 and 2015. For comparative purposes, the average was calculated using the LBMA Gold Price AM or London AM Fix for those business days. Accordingly, the Net Asset Value of the Trust for December 24 and December 31 for the periods ended 2013, 2014 and 2015, was calculated using the LBMA Gold Price AM or London AM Fix, as applicable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2015, 10,234 Baskets (1,023,400,000 Shares) have been created and 8,076 Baskets (807,600,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/15 to 10/31/15	5,700,000	.09575
11/01/15 to 11/30/15	12,500,000	.09572
12/01/15 to 12/31/15	10,800,000	.09569

Total	29,000,000	.09572

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ William Rhind
William Rhind
Principal Executive Officer

/s/ Samantha McDonald
Samantha McDonald
Principal Financial and Accounting Officer

Date: January 29, 2016

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.