Form 10-Q
period 2016-06-30
SPDR GOLD TRUST
filed 2016-08-02
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016

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

As of July 29, 2016 the Registrant had 322,600,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I — FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Unaudited Statements of Financial Condition

at June 30, 2016 and September 30, 2015

(Amounts in 000’s of US$ except for share data)	Jun-30, 2016	Sep-30, 2015(1)
ASSETS
Investment in Gold (cost $37,435,744 and $27,103,546, at June 30, 2016 and September 30, 2015, respectively)	$40,229,037	$24,503,318
Gold receivable	113,501	117,353

Total Assets	$40,342,538	$24,620,671

LIABILITIES
Accounts payable to related parties and other vendors	$12,166	$8,089
Gold payable	—	—
Accounts payable	—	10
Accrued expenses	—	402

Total Liabilities	12,166	8,501

Net Assets	40,330,372	24,612,170

Shares issued and outstanding(2)	319,800,000	230,700,000
Net asset value per Share	$126.11	$106.68

(1)	Represents audited statement of financial condition as of September 30, 2015. Effective October 1, 2014, the SPDR® Gold Trust (the “Trust”) adopted the financial presentation provisions for an investment company. See Note 2.2.
(2)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Unaudited Schedules of Investment

at June 30, 2016 and September 30, 2015

(All balances in 000’s)

	Ounces of gold	Cost	Fair Value	% of Net Assets
June 30, 2016
Investment in Gold	30,459.2	$37,435,744	$40,229,037	99.75%

Total Investments		$37,435,744	$40,229,037	99.75%
Assets in excess of other liabilities			101,335	0.25%

Net Assets			$40,330,372	100.00%

September 30, 2015(1)
Investment in Gold	21,995.8	$27,103,546	$24,503,318	99.56%

Total Investments		$27,103,546	$24,503,318	99.56%
Assets in excess of liabilities			108,852	0.44%

Net Assets			$24,612,170	100.00%

(1)	Represents audited schedule of investment as of September 30, 2015. Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See Note 2.2.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three and nine months ended June 30, 2016 and 2015

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2016	Three Months Ended Jun-30, 2015(1)	Nine Months Ended Jun-30, 2016	Nine Months Ended Jun-30, 2015(1)
Expenses
Custody fees	$—	$4,761	$—	$14,597
Trustee fees	—	499	—	1,496
Sponsor fees	34,410	11,156	85,785	31,895
Marketing agent fees	—	11,156	—	31,895
Other expenses	—	80	—	9,266

Total expenses	34,410	27,652	85,785	89,149

Fees waived	—	—	—	(4,097)

Net expenses	34,410	27,652	85,785	85,052

Net investment loss	(34,410)	(27,652)	(85,785)	(85,052)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	790	(765)	(2,983)	(2,479)
Net realized gain/(loss) from gold distributed for the redemption of Shares	31,440	(65,606)	(329,117)	(232,253)
Net change in unrealized appreciation/(depreciation) on investment in gold	2,324,127	(281,150)	5,393,521	(1,009,582)

Net realized and change in unrealized gain/(loss) on investment in gold	2,356,357	(347,521)	5,061,421	(1,244,314)

Net income/(loss)	$2,321,947	$(375,173)	$4,975,636	$(1,329,366)

Net income/(loss) per share	$8.06	$(1.55)	$19.74	$(5.40)

Weighted average number of shares (amount in 000’s)	287,989	242,365	252,051	246,024

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See Note 2.2.

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2016 and 2015

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2016	Three Months Ended Jun-30, 2015	Nine Months Ended Jun-30, 2016	Nine Months Ended Jun-30, 2015
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$33,346	$28,613	$82,120	$87,624
Cash expenses paid	(33,346)	(28,613)	(82,120)	(87,624)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$6,800,248	$1,000,841	$16,277,569	$5,289,912

Value of gold distributed for redemption of shares — net of gold payable	$1,653,954	$1,975,240	$5,531,216	$7,283,671

(Amount in 000’s of US$)	Three Months Ended Jun-30, 2016	Three Months Ended Jun-30, 2015	Nine Months Ended Jun-30, 2016	Nine Months Ended Jun-30, 2015
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$2,321,947	$(375,173)	$4,975,636	$(1,329,366)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	33,346	28,613	82,120	87,624
Net realized (gain)/loss from investment in gold sold to pay expenses	(790)	765	2,983	2,479
Net realized (gain)/loss from gold distributed for the redemption of Shares	(31,440)	65,606	329,117	232,253
Net change in unrealized (appreciation)/depreciation on investment in gold	(2,324,127)	281,150	(5,393,521)	1,009,582
Increase/(Decrease) in liabilities	1,064	(961)	3,665	(2,572)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Unaudited Statement of Changes in Net Assets

For the nine months ended June 30, 2016 and year ended September 30, 2015

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2016	Year Ended Sep-30, 2015(1)
Net Assets - Opening Balance	$24,612,170	$30,096,869
Creations	16,273,782	6,447,849
Redemptions	(5,531,216)	(9,247,346)
Net investment loss	(85,785)	(110,014)
Net realized gain/(loss) from investment in gold sold to pay expenses	(2,983)	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	(329,117)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	5,393,521	(2,122,974)

Net Assets - Closing Balance	$40,330,372	$24,612,170

(1)	Represents audited statement of changes in net assets as of September 30, 2015. Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See Note 2.2.

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The statement of financial condition and schedule of investment at June 30, 2016, the statements of operations and of cash flows for the three and nine months ended June 30, 2016 and 2015 and the statement of changes in net assets for the nine months ended June 30, 2016 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year.

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

In June 2013, the FASB issued Accounting Standards Update 2013-08, Investment Companies — Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to Topic 946 that provides guidance to assess whether an entity is an investment company, and establishes additional measurement and disclosure requirements for an investment company. ASU 2013-08 was effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. The Sponsor concluded that the Trust meets the definition of an investment company in accordance with the criteria of ASU 2013-08. As a result, effective October 1, 2014, the Trust qualifies as an investment company solely for accounting purposes pursuant to the accounting and reporting guidance under Topic 946, but is not registered, and is not required to be registered, under the Investment Company Act.

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

The following table summarizes the inputs used as of June 30, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$40,229,037	$—	$—

Total	$40,229,037	$—	$—

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

(Amounts in 000’s of US$)	Jun-30, 2016	Sep-30, 2015
Gold receivable	$113,501	$117,353

2.6.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2016	Sep-30, 2015
Gold payable	$—	$—

2.7.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets as of June 30, 2016. Changes in the Shares for the nine months ended June 30, 2016 and for the year ended September 30, 2015, are as follows:

(All amounts are in 000’s)	Nine Months Ended Jun-30, 2016	Year Ended Sep-30, 2015
Activity in Number of Shares Issued and Outstanding:
Creations	139,100	55,100
Redemptions	(50,000)	(81,700)

Net increase/(decrease) in number of Shares Issued and Outstanding	89,100	(26,600)

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2016	Year Ended Sep-30, 2015
Activity in Value of Shares Issued and Outstanding:
Creations	$16,273,782	$6,447,849
Redemptions	(5,531,216)	(9,247,346)

Net increase/(decrease) in value of Shares Issued and Outstanding	$10,742,566	$(2,799,497)

2.8.	Revenue Recognition Policy

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine month period ended June 30, 2016 of $5,061,421 is made up of a loss of ($2,983) on the sale of gold to pay expenses, plus a loss of ($329,117) on gold distributed for the redemption of Shares, plus a change in unrealized appreciation of $5,393,521 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine month period ended June 30, 2015 of ($1,244,314) is made up of a loss of ($2,479) on the sale of gold to pay expenses, plus a loss of ($232,253) on gold distributed for the redemption of Shares, plus a change in unrealized depreciation of ($1,009,582) on investment in gold.

2.9.	Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2016 or September 30, 2015.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2016, the 2015, 2014 and 2013 tax years remain open for examination. There are no examinations in progress at period end.

3.	Related Parties — Sponsor and Trustee

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

Amounts Payable to Related Parties and Other Vendor Agreements

(Amounts in 000’s of US$)	Jun-30, 2016	Sep-30, 2015
Payable to Custodian	$—	$—
Payable to Trustee	—	—
Payable to Sponsor	12,166	8,089
Payable to Marketing Agent	—	—

Accounts Payable to Related Parties and Other Vendors	$12,166	$8,089

4.	Concentration of Risk

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and nine month periods ended June 30, 2016 and 2015. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2016	Three Months Ended Jun-30, 2015		Nine Months Ended Jun-30, 2016	Nine Months Ended Jun-30, 2015
Net Asset Value
Net asset value per Share, beginning of period	$118.23	$113.91		$106.68	$116.97

Net investment income/(loss)	(0.12)	(0.11)		(0.34)	(0.35)
Net Realized and Change in Unrealized Gain (Loss)	8.00	(1.54)		19.77	(4.36)

Net Income/(Loss)	7.88	(1.65)		19.43	(4.71)

Net asset value per Share, end of period	$126.11	$112.26		$126.11	$112.26

Market value per Share, beginning of period	$117.64	$113.66		$106.86	$116.21

Market value per Share, end of period	$126.47	$112.37		$126.47	$112.37

Ratio to average net assets
Net Investment income/(loss)(1)	(0.40)%	(0.40)%		(0.40)%	(0.40)%

Gross Expenses(1)	0.40%	0.40%		0.40%	0.42%

Net Expenses(1)	0.40%	0.40	%(3)	0.40%	0.40	%(3)

Total Return, at net asset value(2)	6.66%	(1.45)%		18.21%	(4.03)%

Total Return, at market value(2)	7.51%	(1.13)%		18.35%	(3.30)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.
(3)	Net expense ratio reflects fee waivers for the three and nine month periods ended June 30, 2015.

7.	Subsequent Events

The Sponsor has evaluated events through the issuance of financial statements and determined that no events have occurred that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Share price & NAV v. gold price from November 18, 2004 to June 30, 2016

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

Results of Operations

In the nine months ended June 30, 2016, an additional 139,100,000 Shares (1,391 Baskets) were created in exchange for 13,296,463 ounces of gold, 50,000,000 Shares (500 Baskets) were redeemed in exchange for 4,782,879 ounces of gold, and 69,552 ounces of gold were sold to pay expenses.

As at June 30, 2016, the Custodian held 30,459,237 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars, with a market value of $40,229,036,702 (cost — $37,435,743,501) based on the LBMA Gold Price PM on June 30, 2016. Subcustodians held no gold on behalf of the Trust as of June 30, 2016. During the nine months ended June 30, 2016, the greatest amount of gold held by subcustodians was approximately 29 tonnes or approximately 3.8% of the Trust’s gold at such date. The Bank of England held that gold as subcustodian.

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

Cash Resources and Liquidity

At June 30, 2016 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2011 to June 30, 2016, and is based on the LBMA Gold Price PM since March 20, 2015 and previously the London PM Fix.

Daily gold price — July 1, 2011 to June 30, 2016

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2016, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to September 30, 2013	$1,326.28		$1,419.50	Aug 28, 2013	$1,212.75	Jul 05, 2013	$1,326.50	Sep 30, 2013
Three months to December 31, 2013	$1,273.75	(3)	$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014
Three months to June 30, 2014	$1,288.44		$1,325.75	Apr 14, 2014	$1,242.75	Jun 03, 2014	$1,315.00	Jun 30, 2014
Three months to September 30, 2014	$1,281.21		$1,340.25	Jul 10, 2014	$1,213.50	Sep 22, 2014	$1,216.50	Sep 30, 2014
Three months to December 31, 2014	$1,200.67	(3)	$1,250.25	Oct 21, 2014	$1,142.00	Nov 05, 2014	$1,199.25	Dec 31, 2014	(2)
Three months to March 31, 2015	$1,217.37		$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015
Three months to June 30, 2015	$1,192.19		$1,225.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Three months to September 30, 2015	$1,123.87		$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Three months to December 31, 2015	$1,105.29	(3)	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)
Three months to March 31, 2016	$1,184.30		$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03		$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016

Twelve months ended June 30, 2014	$1,295.54		$1,419.50	Aug 28, 2013	$1,195.25	Dec 20, 2013	$1,315.00	Jun 30, 2014
Twelve months ended June 30, 2015	$1,223.05		$1,340.25	Jul 10, 2014	$1,142.00	Nov 05, 2014	$1,171.00	Jun 30, 2015
Twelve months ended June 30, 2016	$1,168.18		$1,324.55	Jun 27, 2016	$1,049.40	Dec 17, 2015	$1,320.75	Jun 30, 2016

November 12, 2004 to June 30, 2016	$1,079.48		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,320.75	Jun 30, 2016

(1)	The end of period gold price is the LBMA Gold Price PM (formerly the London PM Fix) on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
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

PART II — OTHER INFORMATION:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2016, 11,484 Baskets (1,148,400,000 Shares) have been created and 8,286 Baskets (828,600,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/16 to 04/30/16	8,900,000	.09556
05/01/16 to 05/31/16	1,600,000	.09552
06/01/16 to 06/30/16	1,300,000	.09550

Total	11,800,000	.09555

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Aram Shishmanian
Aram Shishmanian
Principal Executive Officer

/s/ Samantha McDonald
Samantha McDonald
Principal Financial and Accounting Officer

Date: August 1, 2016

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.