Form 10-K
period 2016-09-30
SPDR GOLD TRUST
filed 2016-11-28
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2016 as reported by the NYSE Arca, Inc. on that date: $32,760,852,000.

Number of shares of the registrant’s common stock outstanding as of November 25, 2016: 298,400,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands,” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in Item 1A. “Risk Factors”.

“SPDR” is a product of S&P Dow Jones Indices LLC (“SPDJI”) and has been licensed for use by State Street Corporation. Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”); Dow Jones is a registered trademark of Dow Jones Trademark Holdings LLC (“Dow Jones”); “SPDR” is a trademark of SPDJI; and these trademarks have been licensed for use by SPDJI and sublicensed for certain purposes by State Street Corporation. State Street Corporation’s financial products are not sponsored, endorsed, sold or promoted by SPDJI, Dow Jones, S&P, their respective affiliates, and none of such parties make any representation regarding the advisability of investing in such product(s) nor do they have any liability for any errors, omissions or interruptions of SPDR®. Further limitations that could affect investors’ rights may be found in this Annual Report.

WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL S&P HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING, BUT NOT LIMITED TO LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

ALL REFERENCES TO LBMA GOLD PRICE PM ARE USED WITH THE PERMISSION OF ICE BENCHMARK ADMINISTRATION LIMITED AND HAVE BEEN PROVIDED FOR INFORMATIONAL PURPOSES ONLY. ICE BENCHMARK ADMINISTRATION LIMITED ACCEPTS NO LIABILITY OR RESPONSIBILITY FOR THE ACCURACY OF THE PRICES OR THE UNDERLYING PRODUCT TO WHICH THE PRICES MAY BE REFERENCED.

i

ii

iii

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

•

Exchange Traded.    The Shares trade on NYSE Arca, Inc., or NYSE Arca, providing investors with an efficient means to buy, sell, or sell short in order to implement a variety of investment strategies. The Shares are eligible for margin accounts. The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Limited, the Stock Exchange of Hong Kong Limited and the Tokyo Stock Exchange.

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

On March 20, 2015, the LBMA Gold Price replaced the London Gold Fix. The ICE Benchmark Administration Limited, or the IBA, provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the NAV of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process, or LBMA Gold Price PM, which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold which started at 3:00 PM London time and was performed by the four members of the London Gold Fix. Since March 20, 2015, the Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is announced on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

As of the LBMA Gold Price PM on each day that the NYSE Arca is open for regular trading or, if there is no LBMA Gold Price PM on such day or the LBMA Gold Price PM has not been announced by

12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or Valuation Time, the Trustee values the gold held by the Trust and determines the NAV of the Trust.

At the Valuation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA Gold Price PM or, if no LBMA Gold Price PM is made on such day or has not been announced by the Valuation Time, the next most recent LBMA Gold Price (AM or PM) determined prior to the Valuation Time will be used, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. In the event the Trustee and the Sponsor determine that the LBMA Gold Price PM or last prior LBMA Gold Price (AM or PM) is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee. While we believe that the LBMA Gold Price is an appropriate indicator of the value of gold, there are other indicators that are available that could be different than the LBMA Gold Price. The use of such an alternative indicator could result in materially different fair value pricing of the gold in the Trust which could result in different market value adjustments of our outstanding redeemable Shares.

To determine the Trust’s NAV, the Trustee subtracts all estimated accrued fees, expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust.

Effective July 17, 2015, the Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include the fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses.

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

Sales of Gold

The Trustee, at the direction of the Sponsor or in its own discretion, sells the Trust’s gold as necessary to pay the Trust’s expenses. As a result, the amount of gold sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. Unless otherwise directed by the Sponsor, the Trustee will sell gold to the Custodian at the next LBMA Gold Price PM following the sale order. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. See “United States Federal Tax Consequences—Taxation of U.S. Shareholders” for information on the tax treatment of gold sales.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Metals Focus Gold Focus 2016, published by Metals Focus, a precious metals research consultancy based in London, estimates that existing above-ground stocks of gold amounted to in excess 180,000 tonnes (approximately 5.8 billion ounces) at the end of 2015.(1)

World Gold Supply and Demand (2011—2015)

The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the Metals Focus Gold Focus 2016.

World Gold Supply and Demand, 2011-2015

Gold Supply and Demand Balance(2),(3)

Tonnes	2011	2012	2013	2014	2015
SUPPLY
Mine Production	2,849	2,938	3,074	3,153	3,211
Recycling	1,674	1,659	1,266	1,202	1,127
Net Hedging Supply	32	–	–	106	9
Total Supply	4,555	4,597	4,340	4,462	4,348
DEMAND
Jewellery Fabrication	2,164	2,180	2,728	2,503	2,439
Industrial Fabrication	385	364	351	349	334
Net Physical Investment	1,380	1,283	1,700	1,008	1,021
Net Hedging Demand	–	47	28	–	–
Net Central Bank Buying	516	582	646	584	566
Total Demand	4,445	4,456	5,452	4,443	4,359
Market Balance	110	141	(1,112)	19	(12)
Net Investment in ETFs	239	307	(916)	(185)	(134)
Market Balance less ETFs	(128)	(166)	(197)	204	122
Gold Price (US$/oz, PM fix)	1,572	1,669	1,411	1,266	1,160

Source: Metals Focus Gold Focus 2016

Sources of Gold Supply

Based on data from Metals Focus Gold Focus 2016, gold supply averaged 4,460 tonnes (t) per year between 2011 and 2015. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,045t per year from 2011 through 2015. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,386t annually between 2011 through 2015.

(1)	When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.
(2)	Metals Focus Gold Focus 2016.
(3)	Totals may vary due to rounding.

Sources of Gold Demand

Based on data from Metals Focus Gold Focus 2016, gold demand averaged 4,632t per year between 2011 and 2015. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 52% of the identifiable demand from 2011 through 2015 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 28%.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Having been a source of gold supply for many years, the official sector became a source of net demand in 2010. Between 2011 and 2015, according to Metals Focus Gold Focus 2016, central bank purchases averaged 579t. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to London Bullion Market Association, or LBMA, market making are Spot (S), Forwards (F) and Options (O)(4). There are thirteen LBMA Market Makers who provide the service in one, two or all three products. Of the thirteen LBMA Market Makers, there are five Full Market Makers and eight Market Makers. The five Full Market Makers quoting prices in all three products are: Citibank N.A., Goldman Sachs International, HSBC, JP Morgan Chase Bank and UBS AG. The eight LBMA Market Makers who provide two-way pricing in either one or two products are: ICBC Standard Bank (S), Merrill Lynch International Plc (S, O), Morgan Stanley & Co International (S, O), Societe Generale (S), Standard Chartered Bank (S, O), Bank of Nova Scotia -ScotiaMocatta (S, F), Toronto-Dominion Bank (F) and BNP Paribas SA (F).

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

(4)	http://www.lbma.org.uk/membership.

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

The Financial Conduct Authority, or FCA, in the U.K. regulates the LBMA Gold Price.

Futures Exchanges

The most significant gold futures exchange is the COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974, and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange, or the TOCOM, is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both the COMEX and the TOCOM operate through a central clearance system, and in each case, the exchange acts as a counterparty for each member for clearing purposes.

Over recent years China has become an important source of gold demand, and its futures markets have grown. Gold futures contracts are traded on the Shanghai Gold Exchange and the Shanghai Futures Exchange.

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2016, and is based on the London PM Fix until March 19, 2015 and thereafter is based on the LBMA Gold Price PM.

Daily gold price - November 18, 2004 to September 30, 2016

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

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received. Creations of Baskets may only be settled after the requisite gold is deposited in the allocated account of the Trust.

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

Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act of 1933, as amended, or the Securities Act. As of the date of this annual report, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are our Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

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

Certain Authorized Participants are able to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Authorized Participants must be (1) a DTC Participant; (2) registered as a broker-dealer under the Exchange Act, and regulated by FINRA or some other self-regulatory organization or will be exempt from being or otherwise not be required to be so regulated or registered; and (3) qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

All gold bullion must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

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

The following description of the procedures for the creation and redemption of Baskets is only a summary and investors should review the description of the procedures for the creation and redemption of Baskets set forth in the Trust Indenture, the form of Participant Agreement and the form of Participant Unallocated Bullion Account Agreement, each of which has been filed as an exhibit to this report.

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

Effective July 17, 2015, the Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. The Sponsor was paid $20,324,038 for its services for the period from July 17, 2015 through September 30, 2015. The Sponsor was paid $127,076,728 for its services for the year ending September 30, 2016.

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

•	Expenses of the Trustee for uncustomary and extraordinary out-of pocket expenses and fees of the Trustee for extraordinary services performed under the Trust Indenture;

•	Certain taxes and various other governmental charges;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Any taxes or other governmental charges imposed on the Sponsor in respect of the Trust, its assets, including gold, or the SPDR® Gold Shares;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Expenses incurred in contacting Shareholders exceeding an aggregate amount for any fiscal year of $500,000;

•	Amounts for reimbursement in respect of certain claims described under “Risk Factors—The Trust’s obligation to reimburse the Marketing Agent and the Authorized Participants for certain liabilities;”

•

The amount of any legal fees and expenses (including the costs of any litigation) of (i) the Sponsor and the Trust, (ii) the Custodian and (iii) the Trustee in excess of an aggregate amount for any fiscal year of $500,000; and

•	All other expenses of the Trust not otherwise assumed by the Sponsor under the Trust Indenture.

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

Prior to July 17, 2015, if at the end of any month, the estimated ordinary expenses of the Trust exceeded for such month an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent would reduce the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. For the period from October 1, 2014 through July 16, 2015, payables to the Sponsor and the Marketing Agent were reduced by $2,047,695, respectively. For the year ended September 30, 2014, the fees payable to the Sponsor and the Marketing Agent from the assets of the Trust were not reduced.

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

The Trustee

BNYM, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed a Participant Agreement may be obtained from BNYM. A copy of the Trust Indenture is filed as an exhibit to this report and is available at BNYM’s trust office identified above. Under the Trust Indenture, the Trustee is required to maintain capital, surplus and undivided profits of $500 million.

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC; and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Inspectorate International Limited conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 14, 2016. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent

State Street Global Markets, or SSGM, a wholly-owned subsidiary of State Street Corporation, acts as the Marketing Agent. The Marketing Agent is a registered broker-dealer with the SEC and is a member of FINRA, the Municipal Securities Rulemaking Board, the National Futures Association and the Boston Stock Exchange. The Marketing Agent’s office is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

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

The Sponsor and the Marketing Agent entered into an Amended and Restated Marketing Agent Agreement effective July 17, 2015 which contains customary representations, warranties and covenants. In addition, the Sponsor has agreed to indemnify the Marketing Agent from and against certain liabilities, including liabilities under the Securities Act and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due.

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

License Agreement with the Marketing Agent

The Sponsor and the World Gold Council, or the WGC, entered into a license agreement, dated as of November 16, 2004, with the Marketing Agent. Under the license agreement, the Sponsor and the WGC granted the Marketing Agent a royalty-free, worldwide, non-exclusive, non-transferable: (1) sublicense under the license agreement among the Sponsor, the WGC and BNYM, to BNYM’s patents and patent applications that cover securitized gold products in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement; and (2) a license to the Sponsor’s and the WGC’s patents, patent applications and intellectual property and trade name and trademark rights in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement and for the purpose of establishing, operating and marketing financial products involving the securitization of gold.

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

The Custodian

The Custodian is HSBC. HSBC’s London custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. HSBC’s London custodian operations are subject to supervision by the FCA. HSBC is authorized by the Prudential Regulation Authority and regulated by the Prudential Regulation Authority and the FCA in the U.K.

The global parent company of HSBC is HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England. HSBC Group had $187 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of June 30, 2016.

The Custodian is responsible for safekeeping of the Trust gold deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian facilitates the transfer of gold in and out of the Trust through the unallocated gold accounts it maintains for each Authorized Participant and the unallocated and allocated gold accounts it maintains for the Trust. The Custodian is responsible for allocating specific bars of gold bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the gold transfers in and out of the Trust Unallocated Account and the Trust Allocated Account and identifying the gold bars held in the Trust Allocated Account.

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

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s vault. The subcustodians that the Custodian currently uses are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, ICBC Standard Bank London, JPMorgan Chase Bank and UBS AG. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. The Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of the Trust and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust’s gold. See “Risk Factors—The ability of the Trustee and the Custodian to take legal action against subcustodians may be limited.”

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the year ended September 30, 2016, the only time that gold was held by a subcustodian (the Bank of England) was during the period January through March 2016, and the greatest amount of gold held during such period was approximately 29 tonnes, or approximately 3.8% of the Trust’s gold. During the two years ended September 30, 2015 and 2014, respectively, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

United States Federal Tax Consequences

The following discussion of the material U.S. federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares and gold held by the Trust by a U.S. Shareholder (as defined below), and certain U.S. federal income, gift and estate tax consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to U.S. federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special U.S. federal tax counsel to the Sponsor. The discussion below is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to changes either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed herein. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221. Moreover, the discussion herein does not address the effect of any state, local or foreign tax law on the disposition of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

When the Trust sells gold, for example to pay expenses, a U.S. Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the U.S. Shareholder’s pro rata share of the amount realized by the Trust upon the sale; and (2) the U.S. Shareholder’s tax basis for its pro rata share of the gold that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the U.S. Shareholder has held its Shares for more than one year (see discussion below on the applicable tax rates with respect to such capital gain or loss). A U.S. Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the U.S. Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. Immediately after any such sale, a U.S. Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will equal its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

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

Immediately after any sale or redemption of less than all of a U.S. Shareholder’s Shares, the U.S. Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will equal its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Shareholder upon such sale or, in the case of a redemption, that is treated as the basis of the gold received by the U.S. Shareholder in the redemption.

As noted above, the foregoing discussion assumes that all of a U.S. Shareholder’s Shares were acquired on the same date and at the same price per Share. If a U.S. Shareholder owns multiple lots of Shares (i.e., Shares acquired on different dates and/or at different prices), it is uncertain whether the U.S. Shareholder may use the “specific identification” rules that apply under Treasury regulations section 1.1012-1(c) with respect to sales of shares of stock, in determining the amount, and the long-term or short-term character, of any gain or loss recognized by the U.S. Shareholder upon the sale of gold by the Trust, upon the sale of any Shares by the U.S. Shareholder, or upon the sale by the U.S. Shareholder of any gold received by it upon the redemption of any of its Shares. The IRS could take the position that a U.S. Shareholder has a blended tax basis and holding period for its pro rata share of the underlying gold in the Trust. However, there is no Code section, Regulation or other guidance on this point. U.S. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisors as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. However, if a U.S. Shareholder is otherwise subject to a rate lower than 28%, the 28% rate does not apply and such lower rate will apply. For these purposes, a gain recognized by an individual upon the sale of an interest (such as the Shares) in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that such gain is attributable to unrealized appreciation in the value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion that the U.S. Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual U.S. taxpayer are generally the same as those at which ordinary income is taxed. The deductibility of capital losses by a U.S. Shareholder is subject to limitations.

3.8% Tax on Net Investment Income

U.S. Shareholders that are individuals, estates or trusts, whose income exceeds certain thresholds, are subject to a 3.8% Medicare contribution tax on their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income (discussed above).

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

Investment by Tax-Exempt U.S. Shareholders

Tax-exempt U.S. Shareholders, other than private foundations, are subject to U.S. federal income tax only on their unrelated business taxable income, or UBTI. Unless they incur debt in order to purchase Shares, it is expected that tax-exempt U.S. Shareholders other than private foundations should not realize UBTI in respect of income or gains from the Shares. Tax-exempt U.S. Shareholders should consult their own tax advisors about the U.S. federal income tax consequences of purchasing, owning and disposing of Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles that are “regulated investment companies” within the meaning of Code section 851 should consult with their own tax advisors concerning (1) the likelihood that an investment in Shares, although the Shares are “securities” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account, or IRA, or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS concluding that a purchase of Shares by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of the Shares purchased by it is distributed (or treated as distributed under Code section 408(m)), to the IRA owner or plan participant, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. See also “ERISA and Related Considerations.”

U.S. Information Reporting and Backup Withholding for U.S. and Non-U.S. Shareholders

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income/gains (if any) and expenses.

A U.S. Shareholder may be subject to U.S. backup withholding tax in certain circumstances unless it provides its taxpayer identification number, or TIN, and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not U.S. persons in order to avoid the information reporting and backup withholding tax requirements.

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

The Shares are designed to mirror as closely as possible the performance of the price of gold, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•

Global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia;

•	Global or regional political, economic or financial events and situations, especially those unexpected in nature;

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates;

•	Investment and trading activities of hedge funds and commodity funds; and

•	Other economic variables such as income growth, economic output, and monetary policies.

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

In addition, investors should be aware that while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The value of the gold held by the Trust is determined using LBMA Gold Price PM. Potential discrepancies in the calculation of the LBMA Gold Price PM, as well as any future changes to the LBMA Gold Price PM, could impact the value of the gold held by the Trust and could have an adverse effect on the value of an investment in the Shares.

The LBMA Gold Price is determined twice each business day (10:30 a.m. and 3:00 p.m. London time) by the participants in a physically settled, electronic and tradable auction administered by the IBA using a bidding process that determines the price of gold by matching buy and sell orders submitted by the participants for the applicable auction time. The net asset value of the Trust is determined each day the Trust’s principal market, the NYSE Arca, is open for regular trading, using the LBMA Gold Price PM. If the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the net asset value of the Trust. The Trust, the Sponsor, and the Trustee do not participate in establishing the LBMA Gold Price. Other trusts backed by physical gold also use the LBMA Gold Price to determine their asset value. The LBMA Gold Price replaced the London Gold Fix on March 20, 2015 and has become a widely used benchmark for daily gold prices.

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

Investors should be aware that the gradual decline in the amount of gold represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold. The estimated ordinary operating expenses of the Trust, which accrue daily commencing after the first day of trading of the Shares, are described in “Business of the Trust—Trust Expenses.”

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in registered investment companies. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, or CEA, as administered by the Commodity Futures Trading Commission, or CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

The official sector consists of central banks, other governmental agencies and international organizations that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. A number of central banks have sold portions of their gold over the past 10 years, with the result that the official sector, taken as a whole, has been a net supplier to the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the Central Bank Gold Agreement, as amended, under which 21 of the world’s major central banks (including the European Central Bank) agree to limit the level of their gold sales and lending to the market. See “The Gold Industry—Sources of Gold Supply” and “Movements in the Price of Gold Since the Inception of the Trust” for more details. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Bullion Account Agreement, to the market value of the gold bars held in the Trust’s allocated gold account (Trust Allocated Account) at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Bullion Account Agreement, to the amount of gold credited to the Trust’s unallocated gold account (Trust Unallocated Account) at the time such negligence, fraud or willful default is discovered by the Custodian. The Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian.

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

If any subcustodian which holds gold on a temporary basis does not exercise due care in the safekeeping of the Trust’s gold bars, the ability of the Trustee or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold the Trust’s gold bars and the Trustee or the Custodian, as the case may be. If the Trustee’s or the Custodian’s recourse against the subcustodian is so limited, the Trust may not be adequately compensated for the loss. For more information on the Trustee’s and the Custodian’s ability to seek recovery against subcustodians, the use of subcustodians in the most recent fiscal year and the subcustodian’s duty to safekeep the Trust’s gold bars, see “Custody of the Trust’s Gold.”

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

Gold which is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in the Trust Unallocated Account and, previously or subsequently, in the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of gold held in such unallocated accounts. In addition, if the Custodian fails to allocate the

Trust’s gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Bullion Account Agreement, or if a subcustodian fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts.

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

The Custodian is responsible for the safekeeping of the Trust’s gold bullion that the Custodian allocates to the Trust in connection with the creation of Baskets by Authorized Participants. The Custodian also facilitates the transfer of gold in and out of the Trust through unallocated gold accounts it maintains for Authorized Participants and the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is subject to general banking regulations by U.S. regulators and is generally regulated in the U.K. by the Prudential Regulation Authority and the FCA, such regulations do not directly cover the Custodian’s gold bullion custody operations in the U.K. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold secure.

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

a) The Trust’s Shares are listed on NYSE Arca, Inc. under the symbol “GLD” since December 13, 2007, after a transfer from the New York Stock Exchange, or NYSE, where the Shares were listed since its initial public offering on November 18, 2004. The Shares have traded on the Mexican Stock Exchange (Bolsa Mexicana de Valores) since August 10, 2006, on the Singapore Exchange Limited since October 11, 2006, on the Tokyo Stock Exchange since June 30, 2008 and on the Stock Exchange of Hong Kong Limited since July 31, 2008.

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2016 and 2015.

	High	Low
Fiscal Year Ended September 30, 2016:
Quarter Ended
December 31, 2015	$113.81	$100.50
March 31, 2016	$121.50	$102.89
June 30, 2016	$126.68	$115.63
September 30, 2016	$130.52	$124.78

	High	Low
Fiscal Year Ended September 30, 2015:
Quarter Ended
December 31, 2014	$120.02	$109.79
March 31, 2015	$125.23	$110.21
June 30, 2015	$117.53	$112.24
September 30, 2015	$112.06	$103.93

As of October 31, 2016, there were approximately 201 DTC participating shareholders of record of the Trust.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
May 2016	$123.21	$115.63
June 2016	$126.68	$115.67
July 2016	$130.52	$125.39
August 2016	$130.27	$124.78
September 2016	$128.71	$125.06
October 2016	$125.32	$119.36
November 2016 (through November 23, 2016)	$124.39	$113.25

b) Not applicable

c)	Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 860 Baskets (86,000,000 Shares) during the year ended September 30, 2016, including 360 Baskets (36,000,000 Shares) for the three months ended September 30, 2016 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
7/1/16 to 7/31/16	11,300,000	0.09547
8/1/16 to 8/31/16	13,900,000	0.09543
9/1/16 to 9/30/16	10,800,000	0.09541

TOTAL	36,000,000	0.09544

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

(Amounts in 000’s of US$)	Year ended Sep-30, 2016	Year ended Sep-30, 2015(1)	Year ended Sep-30, 2014	Year ended Sep-30, 2013	Year ended Sep-30, 2012
Net income/(loss)	$4,951,423	$(2,685,202)	$(230,386)	$4,505,517	$2,407,207
Net cash provided by operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

(Amounts, except per share, are in 000’s of US$)	Year ended Sep-30, 2016	Year ended Sep-30, 2015(1)(2)	Year ended Sep-30, 2014(3)	Year ended Sep-30, 2013(3)	Year ended Sep-30, 2012(3)
REVENUES
Proceeds from sales of gold to pay expenses	$—	$—	$135,509	$241,124	$271,687
Cost of gold sold to pay expenses	—	—	(129,207)	(188,717)	(183,724)

Gain on gold sold to pay expenses	—	—	6,302	52,407	87,963
Gain on gold distributed for the redemption of shares	—	—	374,322	4,682,845	2,591,017
Unrealized gain/(loss) on investment in gold	—	—	(477,254)	—	—

Total gain/(loss) on gold	—	—	(96,630)	4,735,252	2,678,980

EXPENSES
Custody fees	—	15,395	22,724	37,838	44,468
Trustee fees	—	1,584	2,000	2,000	2,000
Sponsor fees	127,076	53,960	50,158	86,152	101,916
Marketing agent fees	—	33,636	50,158	86,152	101,916
Other expenses	—	9,535	8,716	17,593	21,473

Total expenses	127,076	114,110	133,756	229,735	271,773
Fees reduced	—	(4,096)	—	—	—

Net expenses	127,076	110,014	133,756	229,735	271,773

Net investment loss	(127,076)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	614	(5,170)	—	—	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(6,601)	(447,044)	—	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	5,084,486	(2,122,974)	—	—	—

Net realized and change in unrealized gain/(loss) on investment in gold	5,078,499	(2,575,188)	—	—	—

Net income/(loss)	$4,951,423	$(2,685,202)	$(230,386)	$4,505,517	$2,407,207

Net gain/(loss) per share	$18.36	$(11.10)	$(0.85)	$11.75	$5.71

Weighted average number of shares (in 000’s)	269,742	241,858	270,245	383,416	421,629

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

(2)	Effective July 17, 2015, the Trust’s only recurring expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust.

(3)	Represents audited statement of operations for the years ended September 30, 2014, 2013 and 2012, respectively, prior to adoption of provisions for an investment company for accounting purposes.

Statements of Financial Condition Data:

(Amounts in 000’s of US$)	Sep-30, 2016	Sep-30, 2015(1)	Sep-30, 2014(4)		Sep-30, 2013(4)		Sep-30, 2012(4)
ASSETS
Investment in gold	$40,357,092	$24,503,318	$30,250,898	(2)	$35,812,777	(2)	$50,726,261	(2)
Gold receivable	—	117,353	—		—		—

Total Assets	$40,357,092	$24,620,671	$30,250,898		$35,812,777		$50,726,261

LIABILITIES
Gold payable	$50,461	$—	$140,368		$153,680		$602,591
Other liabilities	13,184	8,501	13,661		15,414		26,804

Total Liabilities	63,645	8,501	154,029		169,094		629,395

Redeemable Shares:
Shares at redemption value to investors(3)			30,096,869		38,623,537		75,389,813
Shareholders’ Deficit			—		(2,979,854)		(25,292,947)

Net Assets	$40,293,447	$24,612,170

Total Liabilities, Redeemable Shares & Shareholders’ Equity			$30,250,898		$35,812,777		$50,726,261

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

(2)	Investment in gold was held at the lower of average cost or market value. The average cost of investment in gold was $30,728,152 at September 30, 2014. The market value of investment in gold was $38,792,631 at September 30, 2013 and $76,019,208 at September 30, 2012.

(3)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 319,400,000 at September 30, 2016, 230,700,000 at September 30, 2015, 257,300,000 at September 30, 2014, 301,600,000 at September 30, 2013 and 437,900,000 at September 30, 2012.

(4)	Represents audited statement of financial condition as of September 30, 2014, 2013 and 2012, respectively, prior to adoption of provisions for an investment company for accounting purposes.

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

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE and subsequent transfer to NYSE Arca:

Share price & NAV v. gold price — November 18, 2004 to September 30, 2016

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains on the Trust’s gold holdings at September 30, 2016 and 2015:

(Amount in 000’s of US$)	Sep-30, 2016	Sep-30, 2015

Investment in gold – cost	$37,872,834	$27,103,546
Unrealized gain/(loss) on investment in gold	2,484,258	(2,600,228)

Investment in gold – market value	$40,357,092	$24,503,318

Critical Accounting Policy

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust. Beginning October 1, 2014, the gold held by the Trust is reported at fair value on the Statements of Financial Condition. Prior to October 1, 2014, the gold held by the Trust was reported at the lower of cost or market, using the average cost method.

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs are in 000’s of US$)	For the year ended Sep-30, 2016	For the year ended Sep-30, 2015	For the year ended Sep-30, 2014
Net realized and change in unrealized gain/(loss) on investment in gold	$5,078,499	$(2,575,188)	$—

Net income/(loss)	$4,951,423	$(2,685,202)	$(230,386)
Net cash provided by operating activities	$—	$—	$—

The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2016 of $5,078,499 is made up of a gain of $614 on the sale of gold to pay expenses, plus a loss of $6,601 on gold distributed for the redemption of Shares, plus an unrealized gain of $5,084,486 on investment in gold.

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

Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2016	Sep-30, 2015	Sep-30, 2014
Ounces of Gold:
Opening balance	21,995.8	24,867.2	29,244.4
Creations (excluding gold receivable at September 30, 2016 – 0, September 30, 2015 – 105.3, and at September 30, 2014 – 0)	16,799.7	5,182.9	4,547.2
Redemptions (excluding gold payable at September 30, 2016 –38.2, September 30, 2015 – 0, and at September 30, 2014 –115.4)	(8,180.5)	(7,957.0)	(8,819.3)
Sales of gold	(99.2)	(97.3)	(105.1)

Closing balance	30,515.8	21,995.8	24,867.2

Gold price per ounce – LBMA Gold Price PM	$1,322.50	$1,114.00	$1,216.50

Market value of gold holdings	$40,357,092	$24,503,318	$30,250,898

Number of Shares (in 000’s):
Opening balance	230,700	257,300	301,600
Creations	174,700	55,100	47,200
Redemptions	(86,000)	(81,700)	(91,500)

Closing balance	319,400	230,700	257,300

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading in the Shares in the Trust commenced on November 18, 2004. In the year ended September 30, 2016, an additional 174,700,000 Shares, (1,747 Baskets), were created in exchange for 16,694,307 ounces of gold, and 86,000,000 Shares (860 Baskets) were redeemed in exchange for 8,218,624 ounces of gold. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2016, the amount of gold owned by the Trust was 30,515,760 ounces, with a market value of $40,357,092,158 (cost — $37,872,834,300) based on the LBMA Gold Price PM on September 30, 2016 (in accordance with the Trust Indenture).

As at September 30, 2016, the Custodian held 30,515,760 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $40,357,092,158 (cost — $37,872,834,300). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

As at September 30, 2015, the amount of gold owned by the Trust was 21,995,797 ounces, with a market value of $24,503,317,923 (cost — $27,103,546,125) based on the LBMA Gold Price PM on September 30, 2015 (in accordance with the Trust Indenture).

As at September 30, 2015, the Custodian held 21,995,797 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $24,503,317,923 (cost — $27,103,546,125). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

As at September 30, 2014, the amount of gold owned by the Trust was 24,751,771 ounces, with a market value of $30,110,529,883 (cost — $30,587,784,162), net of gold payable of 115,387 ounces with a market value of $140,368,276, based on the London PM Fix on September 30, 2014 (in accordance with the Trust Indenture).

As at September 30, 2014, the Custodian held 24,867,158 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, with a market value of $30,250,898,159 (cost — $30,728,152,437). Subcustodians did not hold any gold in their vaults on behalf of the Trust and 115,387 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

On September 13, 2016, Inspectorate International Limited concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 1, 2016, Inspectorate International Limited concluded reconciliation procedures from September 13, 2016 through September 30, 2016. The results can be found on www.spdrgoldshares.com.

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2016, 2015 and 2014. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2016, 2015 and 2014 was the same as those expenses, resulting in a zero cash balance at September 30, 2016, 2015 and 2014.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2016 and 2015 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2011 to September 30, 2016, and is based on the LBMA Gold Price PM since March 20, 2015 and previously the London PM Fix.

Daily gold price – October 1, 2011 to September 30, 2016

During the year between October 1, 2015 and September 30, 2016, the gold price based on the LBMA Gold Price PM (formerly the London PM Fix) traded between $1,049.40 per ounce (December 17, 2015) and $1,366.25 per ounce (July 6, 2016), and the average price was $1,221.44.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2016, 2015 and 2014, and for the period from the Date of Inception through September 30, 2016, based on the LBMA Gold Price (formerly the London PM Fix), were:

Period	Average		High	Date	Low	Date	End of period	Last business day(1)
Three months to December 31, 2013	$1,273.75	(3)	$1,361.00	Oct 28, 2013	$1,195.25	Dec 20, 2013	$1,201.50	Dec 31, 2013	(2)
Three months to March 31, 2014	$1,293.06		$1,385.00	Mar 14, 2014	$1,221.00	Jan 08, 2014	$1,291.75	Mar 31, 2014
Three months to June 30, 2014	$1,288.44		$1,325.75	Apr 14, 2014	$1,242.75	Jun 03, 2014	$1,315.00	Jun 30, 2014
Three months to September 30, 2014	$1,281.21		$1,340.25	Jul 10, 2014	$1,213.50	Sep 22, 2014	$1,216.50	Sep 30, 2014
Three months to December 31, 2014	$1,200.77	(3)	$1,250.25	Oct 21, 2014	$1,142.00	Nov 05, 2014	$1,206.00	Dec 31, 2014	(2)
Three months to March 31, 2015	$1,217.37		$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015
Three months to June 30, 2015	$1,192.19		$1,225.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Three months to September 30, 2015	$1,123.87		$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Three months to December 31, 2015	$1,105.29	(3)	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)
Three months to March 31, 2016	$1,184.30		$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03		$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40		$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Twelve months ended September 30, 2014	$1,284.06		$1,385.00	Mar 14, 2014	$1,195.25	Dec 20, 2013	$1,216.50	Sep 30, 2014
Twelve months ended September 30, 2015	$1,183.11		$1,295.75	Jan 22, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Twelve months ended September 30, 2016	$1,221.44		$1,366.25	Jul 06, 2016	$1,049.40	Dec 17, 2015	$1,322.50	Sep 30, 2016
November 12, 2004 (the inception of the Trust) to September 30, 2016	$1,084.91		$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,322.50	Sep 30, 2016

(1)	The end of period gold price is the LBMA Gold Price PM (formerly the London PM Fix) on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no LBMA Gold Price PM on December 31, 2015. There was no London PM Fix on December 31, 2013 or 2014. The LBMA Gold Price AM on the last business day of December 2015 was $1,062.25. The London AM Fix on the last business day of December 2013 and 2014 was $1,201.50 and $1,206.00, respectively. The Net Asset Value of the Trust on December 31, 2015 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture. The Net Asset Value of the Trust on December 31, 2013 and December 31, 2014 was calculated using the London AM Fix, in accordance with the Trust Indenture.

(3)	There was no LBMA Gold Price PM or London PM Fix for either December 24th or December 31st for the periods ended 2013, 2014 and 2015. For comparative purposes, the average was calculated using the LBMA Gold Price AM or London AM Fix on such business days. Accordingly, the NAV of the Trust for December 24th and December 31st for the periods ended 2013, 2014 and 2015 was calculated using the LBMA Gold Price AM or London AM Fix, as applicable.

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

Item 8.    Financial Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended September 30, 2016

	Three Months Ended				Year Ended Sep-30, 2016
(Amounts in 000’s of US$, except per share data)	Dec-31, 2015	Mar-31, 2016	Jun-30, 2016	Sep-30, 2016
EXPENSES
Custody fees	—	—	—	—	—
Trustee fees	—	—	—	—	—
Sponsor fees	23,818	27,557	34,410	41,291	127,076
Marketing agent fees	—	—	—	—
Other expenses	—	—	—	—

Total expenses	23,818	27,557	34,410	41,291	127,076

Fees reduced	—	—	—	—	—

Net expenses	23,818	27,557	34,410	41,291	127,076

Net investment loss	(23,818)	(27,557)	(34,410)	(41,291)	(127,076)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(2,820)	(953)	790	3,597	614
Net realized gain/(loss) from gold distributed for the redemption of shares	(362,484)	1,927	31,440	322,516	(6,601)
Net change in unrealized appreciation/(depreciation) on investment in gold	(753,891)	3,823,285	2,324,127	(309,035)	5,084,486

Net realized and change in unrealized gain/(loss) on investment in gold	(1,119,195)	3,824,259	2,356,357	17,078	5,078,499

Net income/(loss)	$(1,143,013)	$3,796,702	$2,321,947	$(24,213)	$4,951,423

Net income/(loss) per share	$(5.11)	$15.51	$8.06	$(0.08)	$18.36

Weighted average number of shares (in 000’s)	223,621	244,855	287,989	322,430	269,742

Fiscal Period Ended September 30, 2015

	Three Months Ended				Year Ended Sep-30, 2015
(Amounts in 000’s of US$, except per share data)	Dec-31, 2014	Mar-31, 2015	Jun-30, 2015	Sep-30, 2015
EXPENSES
Custody fees	4,910	4,926	4,761	798	15,395
Trustee fees	504	493	499	88	1,584
Sponsor fees	10,928	9,811	11,156	22,065	53,960
Marketing agent fees	10,928	9,811	11,156	1,741	33,636
Other expenses	4,415	4,770	80	270	9,535

Total expenses	31,685	29,811	27,652	24,962	114,110

Fees reduced	(3,148)	(948)	—	—	(4,096)

Net expenses	28,537	28,863	27,652	24,962	110,014

Net investment loss	(28,537)	(28,863)	(27,652)	(24,962)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(899)	(815)	(765)	(2,691)	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	(106,862)	(59,785)	(65,606)	(214,791)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	(333,228)	(395,204)	(281,150)	(1,113,392)	(2,122,974)

Net realized and change in unrealized gain/(loss) on investment in gold	(440,989)	(455,804)	(347,521)	(1,330,874)	(2,575,188)

Net income/(loss)	$(469,526)	$(484,667)	$(375,173)	$(1,355,836)	$(2,685,202)

Net income/(loss) per share	$(1.91)	$(1.94)	$(1.55)	$(5.91)	$(11.10)

Weighted average number of shares (in 000’s)	245,376	250,387	242,365	229,495	241,858

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2016.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2016, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2016. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2016.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2016 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2016.

November 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the

SPDR® Gold Trust

New York, New York

We have audited SPDR® Gold Trust’s (the “Trust”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition and schedules of investment at September 30, 2016 and 2015 and the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2016, and our report dated November 28, 2016 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 28, 2016

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Joseph R. Cavatoni is the Principal Executive Officer and Samantha McDonald is the Chief Financial Officer and Treasurer of the Sponsor. The Board of Directors of the Sponsor consists of four individuals, of whom, three serve on its Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

Joseph R. Cavatoni, age 48, is the Principal Executive Officer of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September, 2016. Prior to that, from April 2009 to December 2015 he served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Samantha McDonald, age 46, is the Chief Financial Officer and Treasurer of the Sponsor. Ms. McDonald was appointed to the position in March 2015. She joined the Sponsor in October 2013 as Finance and Operations Manager. Prior to joining the Sponsor, Ms. McDonald was employed by Roubini Global Economics, or RGE, from November 2011 until October 2013. RGE is a global economic and financial analysis firm that provides economic analysis to portfolio managers, chief investment officers, analysts and bankers, among others. During her tenure at RGE, Ms. McDonald was the VP of Finance and was responsible for the planning, operating performance and leadership of the financial accounting and administrative functions. Prior to this, Ms. McDonald was Controller at GTIS Partners, a global real estate investment firm, from December 2009 to November 2011. She has also been the CFO for Software Technology, Inc., a provider of Education Data Management solutions to the K-12 market from June 2002 to May 2008 and a finance manager responsible for regulatory reporting and performing financial analysis at Kaplan Test Prep and Admissions, a firm that provides preparatory courses for standardized tests, from May 2008 to December 2009. Ms. McDonald holds a Bachelor of Science degree in Accounting from Auburn University and received her Master in Accounting degree from University of South Alabama. She is a Certified Public Accountant.

William J. Shea, age 68, is Chairman of the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He also is a member of the Board’s Compensation Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was

Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PriceWaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

Aram Shishmanian, age 65, is the manager and a Director on the Board of Directors of the Sponsor. He has served as Chief Executive Officer of the World Gold Council, the ultimate parent of the Sponsor, since January 2009. Mr. Shishmanian was previously employed by Accenture plc, a multinational management consulting, technology services and outsourcing company. During his 27 years at Accenture and its predecessor companies from 1975 to 2003, Mr. Shishmanian held a number of leadership roles, including Global Managing Partner of the financial markets industry practice, before becoming a senior partner. He previously served as a Non-Executive Director of Resolution plc, the Senior Non-Executive Director of Victoria plc, a Non-Executive Director of a Swiss based asset-management company and several other companies. Prior to joining the World Gold Council, from 2005 to 2010, he was an independent member of the International Executive of Hogan Lovells LLP, one of the leading global law firms. He holds a Bachelor of Arts degree in Economics and a Master of Business Administration degree.

Rocco Maggiotto, age 66, is a Director on the Board of Directors of the Sponsor and Chairman of the Board’s Audit Committee. He is also a member of the Board’s Compensation Committee. Mr. Maggiotto is the Chief Executive Officer and Co-Founder of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit institutions. From June 2006 to 2011, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, their global industry practices, their relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda. Prior to joining Zurich, from 2005 to 2006, he was a Senior Executive Advisor in Booz Allen Hamilton’s Management Consulting practice, and continues to consult with financial institutions through the Manchester Consulting Group which he founded in 2012. Mr. Maggiotto’s previous career has included roles as Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc. from 2002 to 2005, as well as a Senior Partner for PricewaterhouseCoopers, where he was a member of their Global Leadership Team and was Global Markets Leader upon retiring in 2002. Mr. Maggiotto was also a Vice Chairman for the former Coopers & Lybrand, Managing Partner of their New York region and Chairman of its financial services industry practice worldwide. He also developed and managed their US Financial Services Industry Management Consulting business. Before that, he was a Partner with KPMG Management Consulting Practice in New York. Prior to joining KPMG, for sixteen years, Mr. Maggiotto held management positions with Marine Midland Bank and with HSBC covering finance, operations, management information systems and corporate services. Mr. Maggiotto serves on the boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, Canisius College, Canisius High School, the Council of Governing Bodies of New York State’s private colleges and universities, and is President of the Board of The Green Mountain Academy for Life Long Learning Manchester, VT. He is also a member of the Board of Directors for Lucid Inc., a publicly traded medical device company which does business as Caliber I. D. providing medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases. Mr. Maggiotto holds a Batchelor of Arts degree in Political Science and a Master of Business Administration degree in Finance.

Neal Wolkoff, age 61, is a Director on the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He is the Chair of the Board’s Compensation Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC, and is a member of U.S. Health Futures, LLC, which is in the business of designing financial products for the healthcare industry. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. Mr. Wolkoff is a member of the Federal Reserve Bank of Chicago Working Group on Financial Markets. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive Chairman of that board. Mr. Wolkoff has also served on the Board of Directors and Executive Committee of the National Futures Association. Mr. Wolkoff was Vice Chairman of the Board and a member of the Executive Committee of the Golda Och Academy (a Solomon Schechter School) in West Orange, NJ. He received a Bachelor of Arts degree and a Juris Doctor degree and is a member of the Bar of the State of New York.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended September 30, 2016 and 2015 were:

	Years Ended September 30,
	2016	2015
Audit fees	$282,900	$259,000
Audit-related fees	155,300	177,000

Total	$438,200	$436,000

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the

Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2016, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit No.	Description
4.1	Trust Indenture dated November 12, 2004, is incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008, is incorporated by reference to Exhibit 4.1.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 1, 2011.
4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014, is incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on June 19, 2014.
4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015, is incorporated by reference to Exhibit 4.1.5 to the Registrant’s Current Report on Form 8-K filed on March 20, 2015.
4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015, is incorporated by reference to Exhibit 4.1.6 to the Registrant’s Current Report on Form 8-K filed on July 17, 2015.
4.2	Form of Participant Agreement is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on November 8, 2004.
4.2.1	Amendment No. 1 to Participant Agreements, is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed on December 13, 2007.
4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008, is incorporated by reference to Exhibit 4.2.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
4.2.3	Amendment No. 3 to Participant Agreements dated July 18,2014, is incorporated by reference to Exhibit 4.2.3 filed with the Registrant’s Current Report on Form 8-K filed on July 22, 2014.
4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004, is incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
10.1	Second Amended and Restated Allocated Bullion Account Agreement dated July 17, 2015, is incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on July 17, 2015.
10.2	Second Amended and Restated Unallocated Bullion Account Agreement dated July 17, 2015, is incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on July 17, 2015.
10.3	Form of Participant Unallocated Bullion Account Agreement (included as Attachment B to the Form of Participant Agreement filed as Exhibit 4.2) is incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on November 8, 2004.

Exhibit No.	Description
10.3.1	Form of Amendment to Participant Unallocated Bullion Account Agreement dated November 26, 2007, is incorporated by reference to Exhibit 10.3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement effective May 20, 2008, is incorporated by reference to Exhibit 10.3.1 filed with the Registrant’s Registration Statement on Form S-3, File No. 333-151056, filed on May 20, 2008.
10.4	Depository Agreement dated November 11, 2004, is incorporated by reference to Exhibit 10.4 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.5	License Agreement is incorporated by reference to Exhibit 10.5 filed with the Registrant’s Registration Statement on Form S-1, File No. 333-105202 filed on September 26, 2003.
10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 17, 2015.
10.8	WGC/WGTS License Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.8.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004, is incorporated by reference to Exhibit 10.10 filed with Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on October 10, 2008.
10.12	SPDR Sublicense Agreement dated May 20, 2008, is incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
10.13	Novation Agreement dated June 4, 2014, is incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K filed on November 21, 2014.
23.1	Consent of KPMG LLP.
23.2	Consent of Carter Ledyard & Milburn LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC Sponsor of the SPDR® Gold Trust (Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

/s/ Samantha McDonald
Samantha McDonald Chief Financial Officer and Treasurer*

/s/ Aram Shishmanian
Aram Shishmanian Director*

/s/ William J. Shea
William J. Shea Director*

/s/ Rocco Maggiotto
Rocco Maggiotto Director*

/s/ Neal Wolkoff
Neal Wolkolff
Director*

Date: November 28, 2016

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the Registrant.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders of

SPDR®  Gold Trust

We have audited the accompanying statements of financial condition of SPDR® Gold Trust (the “Trust”), including the schedules of investment, as of September 30, 2016 and 2015, and the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2016. These financial statements are the responsibility of management of the Trust’s Sponsor. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 28, 2016 expressed an unqualified opinion.

/s/ KPMG LLP

New York, New York

November 28, 2016

SPDR® GOLD TRUST

Statements of Financial Condition

at September 30, 2016 and 2015

(Amounts in 000’s of US$ except for share data)	Sep-30, 2016	Sep-30, 2015(1)
ASSETS
Investment in Gold (cost $37,872,834 and $27,103,546 at September 30, 2016 and 2015, respectively)	$40,357,092	$24,503,318
Gold receivable	—	117,353

Total Assets	$40,357,092	$24,620,671

LIABILITIES
Gold payable	$50,461	$—
Accounts payable to Sponsor	13,184	8,089
Accounts payable	—	10
Accrued expenses	—	402

Total Liabilities	63,645	8,501

Net Assets	$40,293,447	$24,612,170

Shares issued and outstanding(2)	319,400,000	230,700,000
Net asset value per Share	$126.15	$106.68

(1)	Effective October 1, 2014, SPDR® Gold Trust (the “Trust”) adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

(2)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2016
Investment in Gold	30,515.8	$37,872,834	$40,357,092	100.16%

Total Investment		$37,872,834	$40,357,092	100.16%
Liabilities in excess of other assets			(63,645)	(0.16)%

Net Assets			$40,293,447	100.00%

September 30, 2015(1)
Investment in Gold	21,995.8	$27,103,546	$24,503,318	99.56%

Total Investment		$27,103,546	$24,503,318	99.56%
Other assets in excess of liabilities			108,852	0.44%

Net Assets			$24,612,170	100.00%

(1)	Represents audited schedule of investment as of September 30, 2015. Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2016, 2015 and 2014

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015(1)	Year Ended Sep-30, 2014
REVENUES
Proceeds from sales of gold to pay expenses	$—	$—	$135,509
Cost of gold sold to pay expenses	—	—	(129,207)

Gain on gold sold to pay expenses	—	—	6,302
Gain on gold distributed for the redemption of shares	—	—	374,322
Unrealized gain/(loss) on investment in gold	—	—	(477,254)

Total gain/(loss) on gold	—	—	(96,630)

EXPENSES
Custody fees	—	15,395	22,724
Trustee fees	—	1,584	2,000
Sponsor fees	127,076	53,960	50,158
Marketing agent fees	—	33,636	50,158
Other expenses	—	9,535	8,716

Total expenses	127,076	114,110	133,756

Fees reduced	—	(4,096)	—

Net expenses	127,076	110,014	133,756

Net investment loss	(127,076)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	614	(5,170)	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(6,601)	(447,044)	—
Net change in unrealized appreciation/(depreciation) on investment in gold	5,084,486	(2,122,974)	—

Net realized and change in unrealized gain/(loss) on investment in gold	5,078,499	(2,575,188)	—

Net income/(loss)	$4,951,423	$(2,685,202)	$(230,386)

Net income/(loss) per share	$18.36	$(11.10)	$(0.85)

Weighted average number of shares (in 000’s)	269,742	241,858	270,245

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flows

For the years ended September 30, 2016, 2015 and 2014

(Amounts in 000’s of US$)	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015	Year Ended Sep-30, 2014
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$122,393	$115,174	$135,509
Expenses paid	(122,393)	(115,174)	(135,509)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$20,949,847	$6,447,849	$5,893,107

Value of gold distributed for redemption of shares — net of gold payable	$10,052,178	$9,247,346	$10,834,448

(Amount in 000’s of US$)	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015	Year Ended Sep-30, 2014
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$4,951,423	$(2,685,202)	$(230,386)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	122,393	115,174	135,509
Net realized (gain)/loss from investment in gold sold to pay expenses	(614)	5,170	—
Net realized (gain)/loss from gold distributed for the redemption of shares	6,601	447,044	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(5,084,486)	2,122,974	—
(Increase)/Decrease in investment in gold	—	—	5,426,370
(Increase)/Decrease in gold receivable	—	—	—
Increase/(Decrease) in gold payable	—	—	(13,312)
Increase/(Decrease) in liabilities	4,683	(5,160)	(1,753)
Increase/(Decrease) in redeemable shares
Creations	—	—	5,893,107
Redemptions	—	—	(11,209,535)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the years ended September 30, 2016, 2015 and 2014

(Amounts in 000’s of US$)	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015(2)	Year Ended Sep-30, 2014(3)
Net Assets – Opening Balance(1)	$24,612,170	$30,096,869	$(2,979,854)
Creations	20,832,493	6,447,849	—
Redemptions	(10,102,639)	(9,247,346)	—
Net investment loss	(127,076)	(110,014)	—
Net realized gain/(loss) from investment in gold sold to pay expenses	614	(5,170)	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(6,601)	(447,044)	—
Net change in unrealized appreciation/(depreciation) on investment in gold	5,084,486	(2,122,974)	—
Net income/(loss)	—	—	(230,386)
Adjustment of Redeemable Shares to redemption value	—	—	3,210,240

Shareholders’ Deficit			$—

Net Assets – Closing Balance	$40,293,447	$24,612,170

(1)	The Trust reclassified redeemable capital shares as of September 30, 2014 into net assets as part of its transition to investment company accounting effective October 1, 2014. See note 2.2 to our audited financial statements. The opening balance for the year ended September 30, 2014 represents Shareholders’ Deficit.
(2)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company. See note 2.2 to our audited financial statements.
(3)	Represents audited statement of changes in shareholders’ equity/(deficit) for the year ended September 30, 2014.

See notes to the financial statements.

SPDR® GOLD TRUST

Notes to the Financial Statements

1     Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 (“Date of Inception”) under New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC, or WGTS is the sponsor of the Trust, or Sponsor.

The Shares trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GLD,” providing investors with an efficient means to obtain market exposure to the price of gold bullion. The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Limited, the Stock Exchange of Hong Kong Limited and the Tokyo Stock Exchange.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (the “Trustee”) does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risk of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Shares.

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

2    Significant accounting policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Certain amounts in 2014 have been reclassified to conform to current presentation. The following is a summary of significant accounting policies followed by the Trust.

2.1.    Basis of Accounting

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make certain estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

2.2.    Investment Company Status

In June 2013, the FASB issued Accounting Standards Update 2013-08, Investment Companies – Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to Topic 946 that provides guidance to assess whether an entity is an investment company, and establishes additional measurement and disclosure requirements for an investment company. ASU

SPDR® GOLD TRUST

Notes to the Financial Statements

2.2.    Investment Company Status — (continued)

2013-08 is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. The Sponsor concluded under ASU 2013-08 that the Trust meets the definition of an investment company. As a result, effective October 1, 2014, the Trust qualifies as an investment company solely for accounting purposes pursuant to the accounting and reporting guidance under Topic 946, but is not registered, and is not required to be registered, under the Investment Company Act.

As a result of the prospective application of ASU 2013-08, certain disclosures required by Topic 946 are only presented for periods beginning October 1, 2014. Financial statements and disclosures for periods prior to October 1, 2014 will continue to be presented in their previously reported form, however certain captions have been changed. The primary changes to the financial statements resulting from the adoption of ASU 2013-08 and corresponding application of Topic 946 include:

•	Reporting of investment in gold at fair value on the Statement of Financial Condition, which was previously reported at the lower of average cost or market value.

•

Recognition of the net change in unrealized appreciation/depreciation on investment in gold within the Statements of Operations, which was previously reported as an “Adjustment of redeemable shares to redemption value” on the Statement of Changes in Shareholders’ Deficit.

•

Shares of the Trust are classified as Net Assets on the Statement of Financial Condition, which was previously classified as “Shares at redemption value to investors.” An adjustment was recorded as of October 1, 2014 to reclassify the balance of Shares at redemption value to investors at September 30, 2014 into Net Assets as follows (all balances in 000’s).

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

2.3.    Fair Value Measurement

FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides a single definition of fair value, a hierarchy for measuring fair value and expanded disclosures about fair value adjustments.

SPDR® GOLD TRUST

Notes to the Financial Statements

2.3.    Fair Value Measurement — (continued)

The Trust does not hold any derivative instruments, and its assets only consist of allocated gold bullion and gold receivable; representing gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account and, from time to time, cash, which is used to pay expenses.

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 –	Inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2016	Level 1	Level 2	Level 3
Investment in Gold	$40,357,092	$—	$—

Total	$40,357,092	$—	$—

September 30, 2015
Investment in Gold	$24,503,318	$—	$—

Total	$24,503,318	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2016 and 2015.

Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold which started at 3:00 PM London, England time and was performed by the four members of the London Gold Fix.

On March 20, 2015, the LBMA Gold Price replaced the London Gold Fix. ICE Benchmark Administration Limited (“IBA”) provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the net asset

SPDR® GOLD TRUST

Notes to the Financial Statements

2.3.    Fair Value Measurement — (continued)

value (“NAV”) of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is announced on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

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

Effective July 17, 2015, the Trust’s only recurring fixed expense is the Sponsor’s fee, which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust.

2.4.    Custody of Gold

Effective December 22, 2014, HSBC Bank plc (the “Custodian”) assumed custodial responsibilities for the Trust from HSBC Bank USA, N.A. Gold is held by the Custodian, on behalf of the Trust. During the year ended September 30, 2016, the only time that gold was held by a subcustodian (the Bank of England) was during the period January through March and the greatest amount of gold held during such period was approximately 29 tonnes, or approximately 3.8% of the Trust’s gold. During the two years ended September 30, 2015 and 2014, respectively, the Custodian did not utilize any subcustodians on behalf of the Trust.

2.5    Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2016	Sep-30, 2015
Gold receivable	$—	$117,353

SPDR® GOLD TRUST

Notes to the Financial Statements

2.6    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2016	Sep-30, 2015
Gold payable	$50,461	$—

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Redeemable Shares on the Statement of Financial Condition as of September 30, 2014 and as Net Assets as of September 30, 2016 and 2015, respectively. Prior to adoption of ASU 2013-08, the Trust recorded the redemption value of the Shares, which represented its maximum obligation, as Redeemable Shares with the difference from cost as an offsetting amount to Shareholders’ Equity. Changes in the Shares for the years ended September 30, 2016, 2015 and 2014 are as follows:

(All amounts are in 000’s)	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015	Year Ended Sep-30, 2014
Activity in Number of Shares Issued and Outstanding:
Creations	174,700	55,100	47,200
Redemptions	(86,000)	(81,700)	(91,500)

Net increase/(decrease) Shares Issued and Outstanding	88,700	(26,600)	(44,300)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015	Year Ended Sep-30, 2014
Activity in Value of Shares Issued and Outstanding:
Creations	$20,832,493	$6,447,849	$5,893,107
Redemptions	(10,102,639)	(9,247,346)	(11,209,535)

Net increase/(decrease) Shares Issued and Outstanding	$10,729,854	$(2,799,497)	$(5,316,428)

2.8    Revenue Recognition Policy

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, the Trustee will sell gold to the Custodian at the

SPDR® GOLD TRUST

Notes to the Financial Statements

2.8    Revenue Recognition Policy — (continued)

next LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statement of Operations.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2016 of $5,078,499 is made up of a realized gain of $614 from the sale of gold to pay expenses, a realized loss of ($6,601) from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $5,084,486 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2015 of ($2,575,188) is made up of a realized loss of ($5,170) from the sale of gold to pay expenses, a realized loss of ($447,044) from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($2,122,974) on investment in gold.

The Trust’s total gain/(loss) on gold for the year ended September 30, 2014 of ($96,630) is made up of a gain of $6,302 on the sale of gold to pay expenses, plus a gain of $374,322 on gold distributed for the redemption of Shares, minus an unrealized (loss) of ($477,254) on investment in gold.

2.9    Income Taxes

The Trust identifies its major tax jurisdiction as the United States. The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2016 or 2015.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2016, the 2015, 2014, and 2013 tax years remain open for examination. There are no examinations in progress at period end.

SPDR® GOLD TRUST

Notes to the Financial Statements

3    Quarterly Statements of Operations

Fiscal Period Ended September 30, 2016

	Three Months Ended (unaudited)				Year Ended Sep-30, 2016
(Amounts in 000’s of US$, except per share data)	Dec-31, 2015	Mar-31, 2016	Jun-30, 2016	Sep-30, 2016
EXPENSES
Custody fees	—	—	—	—	—
Trustee fees	—	—	—	—	—
Sponsor fees	23,818	27,557	34,410	41,291	127,076
Marketing agent fees	—	—	—	—	—
Other expenses	—	—	—	—	—

Total expenses	23,818	27,557	34,410	41,291	127,076

Fees reduced	—	—	—	—	—

Net expenses	23,818	27,557	34,410	41,291	127,076

Net investment loss	(23,818)	(27,557)	(34,410)	(41,291)	(127,076)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(2,820)	(953)	790	3,597	614
Net realized gain/(loss) from gold distributed for the redemption of shares	(362,484)	1,927	31,440	322,516	(6,601)
Net change in unrealized appreciation/(depreciation) on investment in gold	(753,891)	3,823,285	2,324,127	(309,035)	5,084,486

Net realized and change in unrealized gain/(loss) on investment in gold	(1,119,195)	3,824,259	2,356,357	17,078	5,078,499

Net income/(loss)	$(1,143,013)	$3,796,702	$2,321,947	$(24,213)	$4,951,423

Net income/(loss) per share	$(5.11)	$15.51	$8.06	$(0.08)	$18.36

Weighted average number of shares (in 000’s)	223,621	244,855	287,989	322,430	269,742

SPDR® GOLD TRUST

Notes to the Financial Statements

3    Quarterly Statements of Operations — (continued)

Fiscal Period Ended September 30, 2015

(Amounts in 000’s of US$, except per share data)	Three Months Ended (unaudited)				Year to Sep-30, 2015
	Dec-31, 2014	Mar-31, 2015	Jun-30, 2015	Sep-30, 2015
EXPENSES
Custody fees	4,910	4,926	4,761	798	15,395
Trustee fees	504	493	499	88	1,584
Sponsor fees	10,928	9,811	11,156	22,065	53,960
Marketing agent fees	10,928	9,811	11,156	1,741	33,636
Other expenses	4,415	4,770	80	270	9,535

Total expenses	31,685	29,811	27,652	24,962	114,110

Fees reduced	(3,148)	(948)	—	—	(4,096)

Net expenses	28,537	28,863	27,652	24,962	110,014

Net investment loss	(28,537)	(28,863)	(27,652)	(24,962)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(899)	(815)	(765)	(2,691)	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	(106,862)	(59,785)	(65,606)	(214,791)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	(333,228)	(395,204)	(281,150)	(1,113,392)	(2,122,974)
Net realized and change in unrealized gain/(loss) on investment in gold	(440,989)	(455,804)	(347,521)	(1,330,874)	(2,575,188)

Net income/(loss)	$(469,526)	$(484,667)	$(375,173)	$(1,355,836)	$(2,685,202)

Net income/(loss) per share	$(1.91)	$(1.94)	$(1.55)	$(5.91)	$(11.10)

Weighted average number of shares (in 000’s)	245,376	250,387	242,365	229,495	241,858

4.    Related Parties - Sponsor and Trustee

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

Fees were paid to the Trustee as compensation for services performed under the Trust Indenture. The Trustee’s fee was payable monthly in arrears. Prior to July 17, 2015 the Trustee’s fee was accrued daily at

SPDR® GOLD TRUST

Notes to the Financial Statements

4.    Related Parties - Sponsor and Trustee — (continued)

an annual rate equal to 0.02% of the ANAV of the Trust, subject to a minimum fee of $500,000 and a maximum fee of $2 million per year. The Trustee’s fee was subject to modification as determined by the Trustee and the Sponsor in good faith to account for significant changes in the Trust’s administration or the Trustee’s duties. The Trustee was also paid for its expenses and disbursements incurred in connection with the Trust (including the expenses of the Custodian paid by the Trustee), exclusive of fees of agents for services to be performed by the Trustee, and for any extraordinary services performed by the Trustee for the Trust. The Trustee’s fees were paid by the Trust prior to July 17, 2015 and by the Sponsor for all subsequent periods.

Effective July 17, 2015, the Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust. It is the Trust’s responsibility to pay any extraordinary non-recurring expenses and other charges.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

4.1.    Other Vendor Agreements

Fees are paid to the Custodian under the Allocated Bullion Account Agreement between the Trustee and the Custodian (as amended, the “Allocated Bullion Account Agreement”) as compensation for its custody services. Prior to July 17, 2015 the Custodian’s fee was computed at an annual rate equal to 0.10% of the average daily aggregate value of the first 4.5 million ounces of gold held in the Trust’s allocated gold account (“Trust Allocated Account”) and the Trust’s unallocated gold account (“Trust Unallocated Account”) and 0.06% of the average daily aggregate value of all gold held in the Trust Allocated Account and the Trust Unallocated Account in excess of 4.5 million ounces. The Custodian’s fees were paid by the Trust prior to July 17, 2015 and by the Sponsor for all subsequent periods.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Fees are paid to the marketing agent for the Trust, State Street Global Markets, LLC (the “Marketing Agent”), as compensation for services performed pursuant to the Marketing Agent Agreement, between the Sponsor and the Marketing Agent (as amended, the “Marketing Agent Agreement”). Prior to July 17, 2015 the Marketing Agent’s fee was payable monthly in arrears and was accrued daily at an annual rate equal to 0.15% of the ANAV of the Trust, subject to reduction as described below. The Marketing Agent’s fees were paid by the Trustee prior to July 17, 2015 and by the Sponsor for all subsequent periods.

Prior to July 17, 2015, if at the end of any month, the estimated ordinary expenses of the Trust exceeded an amount equal to 0.40% per year of the daily ANAV of the Trust for such month, the Sponsor and the Marketing Agent would reduce the amount of such excess from the fees payable to them from the assets of the Trust for such month in equal shares up to the amount of their fees. For the period from October 1, 2014 through July 16, 2015, the Sponsor and the Marketing Agent each reduced their fees in the amount of $2,047,695 because the Trust’s ordinary expenses exceeded 0.40% per year of the daily ANAV of the Trust. The Sponsor and Marketing Agent did not reduce their fees for the year ended September 30, 2014.

SPDR® GOLD TRUST

Notes to the Financial Statements

4.1.    Other Vendor Agreements — (continued)

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Effective July 17, 2015, the Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. In order to pay the Trust’s expenses, the Trustee sells gold held by the Trust on an as-needed basis. Each sale of gold by the Trust is a taxable event to the Shareholders. The amount payable to the Sponsor was $13,184,431 and $8,089,124, respectively, at September 30, 2016 and 2015.

5.    Concentration of Risk

The Trust’s sole business activity is the investment of gold. Several factors could affect the price of gold: (i) global supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; (vi) other economic variables such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations, especially those that are unexpected in nature. In addition, while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

6.    Indemnification

The Sponsor, and its shareholders, members, directors, officers, employees, affiliates and subsidiaries, are indemnified by the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment by the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification by the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor is also indemnified by the Trust and held harmless against any loss, liability or expense arising under the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

SPDR® GOLD TRUST

Notes to the Financial Statements

6.    Indemnification — (continued)

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

7.    Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2016 and 2015, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015
Net Asset Value
Net asset value per Share, beginning of period	$106.68	$116.97

Net investment income/(loss)	(0.47)	(0.45)
Net Realized and Change in Unrealized Gain (Loss)	19.94	(9.84)

Net Income/(Loss)	19.47	(10.29)

Net asset value per Share, end of period	$126.15	$106.68

Market value per Share, beginning of period	106.86	116.21

Market value per Share, end of period	$125.64	$106.86

Ratio to average net assets
Net Investment Loss	(0.40)%	(0.40)%

Gross Expenses	0.40%	0.42%

Net Expenses	0.40%	0.40%

Total Return, at net asset value	18.25%	(8.80)%

Total Return, at market value	17.57%	(8.05)%

8.    Subsequent Events

The Sponsor has evaluated events through the issuance of financial statements and determined that no events have occurred that require disclosure.