Form 10-Q
period 2017-06-30
SPDR GOLD TRUST
filed 2017-08-04
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

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

As of August 4, 2017, the Registrant had 266,100,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition

at June 30, 2017 (unaudited) and September 30, 2016

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2017	Sep-30, 2016
	(unaudited)
ASSETS
Investment in Gold (cost $34,118,623 and $37,872,834, at June 30, 2017 and September 30, 2016, respectively)	$34,095,791	$40,357,092

Total Assets	$34,095,791	$40,357,092

LIABILITIES
Gold payable	$47,257	$50,461
Accounts payable to Sponsor	11,404	13,184

Total Liabilities	58,661	63,645

Net Assets	$34,037,130	$40,293,447

Shares issued and outstanding(1)	288,100,000	319,400,000
Net asset value per Share	$118.14	$126.15

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Schedules of Investment

at June 30, 2017 (unaudited) and September 30, 2016

(All balances in 000’s except for percentages)

June 30, 2017

(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	27,446.8	$34,118,623	$34,095,791	100.17%

Total Investment		$34,118,623	$34,095,791	100.17%
Liabilities in excess of other assets			(58,661)	(0.17)%

Net Assets			$34,037,130	100.00%

September 30, 2016

Investment in Gold	30,515.8	$37,872,834	$40,357,092	100.16%

Total Investment		$37,872,834	$40,357,092	100.16%
Liabilities in excess of other assets			(63,645)	(0.16)%

Net Assets			$40,293,447	100.00%

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three and nine months ended June 30, 2017 and 2016

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2017	Three Months Ended Jun-30, 2016	Nine Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor fees	$34,325	$34,410	$102,090	$85,785

Total expenses	34,325	34,410	102,090	85,785

Net investment loss	(34,325)	(34,410)	(102,090)	(85,785)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	444	790	(386)	(2,983)
Net realized gain/(loss) from gold distributed for the redemption of Shares	45,016	31,440	(232,732)	(329,117)
Net change in unrealized appreciation/(depreciation) on investment in gold	(145,075)	2,324,127	(2,507,090)	5,393,521

Net realized and change in unrealized gain/(loss) on investment in gold	(99,615)	2,356,357	(2,740,208)	5,061,421

Net income/(loss)	$(133,940)	$2,321,947	$(2,842,298)	$4,975,636

Net income/(loss) per share	$(0.47)	$8.06	$(9.78)	$19.74

Weighted average number of shares (in 000’s)	287,567	287,989	290,640	252,051

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2017 and 2016

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2017	Three Months Ended Jun-30, 2016	Nine Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$34,135	$33,346	$103,870	$82,120
Cash expenses paid	(34,135)	(33,346)	(103,870)	(82,120)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$2,912,548	$6,800,248	$7,617,590	$16,277,569

Value of gold distributed for redemption of shares —net of gold payable	$2,042,643	$1,653,954	$11,034,813	$5,531,216

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2017	Three Months Ended Jun-30, 2016	Nine Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(133,940)	$2,321,947	$(2,842,298)	$4,975,636
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	34,135	33,346	103,870	82,120
Net realized (gain)/loss from investment in gold sold to pay expenses	(444)	(790)	386	2,983
Net realized (gain)/loss from gold distributed for the redemption of Shares	(45,016)	(31,440)	232,732	329,117
Net change in unrealized (appreciation)/depreciation on investment in gold	145,075	(2,324,127)	2,507,090	(5,393,521)
Increase/(Decrease) in accounts payable to Sponsor	190	1,064	(1,780)	3,665

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the nine months ended June 30, 2017 (unaudited) and year ended September 30, 2016

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2017	Year Ended Sep-30, 2016
	(unaudited)
Net Assets - Opening Balance	$40,293,447	$24,612,170
Creations	7,617,590	20,832,493
Redemptions	(11,031,609)	(10,102,639)
Net investment loss	(102,090)	(127,076)
Net realized gain/(loss) from investment in gold sold to pay expenses	(386)	614
Net realized gain/(loss) from gold distributed for the redemption of shares	(232,732)	(6,601)
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,507,090)	5,084,486

Net Assets - Closing Balance	$34,037,130	$40,293,447

See notes to the unaudited financial statements

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The Shares trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GLD”. The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Securities Trading Limited, the Stock Exchange of Hong Kong Limited and the Tokyo Stock Exchange.

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

The statement of financial condition and schedule of investment at June 30, 2017, the statements of operations and of cash flows for the three and nine months ended June 30, 2017 and 2016 and the statement of changes in net assets for the nine months ended June 30, 2017 have been prepared on behalf of the Trust without audit. In the opinion of management of the sponsor of the Trust, World Gold Trust Services, LLC (the “Sponsor”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year.

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

The Trust qualifies as an investment company for accounting purposes in accordance with U.S. GAAP and follows the accounting and reporting guidance according to Accounting Standards Codification (“ASC”) Topic 946. The Trust is not registered, and is not required to be registered as an investment company under the Investment Company Act.

2.3.	Fair Value Measurement

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

The Trust does not hold derivative instruments, and its assets only consist of allocated gold bullion and, from time to time, gold bullion receivable and cash, which is used to pay expenses.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$34,095,791	$—	$—

Total	$34,095,791	$—	$—

September 30, 2016
Investment in Gold	$40,357,092	$—	$—

Total	$40,357,092	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2017, and for the year ended September 30, 2016.

The Trustee values the gold held by the Trust on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process as well as the overall administration and governance for the London Bullion Market Association (“LBMA”) Gold Price. In determining the net asset value (“NAV”) of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price is made on a particular evaluation day or if the LBMA Gold Price has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.4.	Custody of Gold

Gold is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust. During the nine month period ended June 30, 2017, no gold was held by a subcustodian. During the year ended September 30, 2016, the only time gold was held by a subcustodian (the Bank of England) was during the period January through March and the greatest amount of gold held during such period was approximately 29 tonnes, or approximately 3.8% of the Trust’s gold at the time.

2.5.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, the gold is transferred to the Trust’s allocated bullion account at the Custodian within three business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2017	Sep-30, 2016
Gold receivable	$—	$—

2.6.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, the gold is transferred from the Trust’s allocated bullion account with the Custodian within three business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2017	Sep-30, 2016
Gold payable	$47,257	$50,461

2.7.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets as of June 30, 2017. Changes in the Shares for the nine months ended June 30, 2017 and for the year ended September 30, 2016, are as follows:

(All amounts are in 000’s)	Nine Months Ended Jun-30, 2017	Year Ended Sep-30, 2016
Activity in Number of Shares Issued and Outstanding:
Creations	63,900	174,700
Redemptions	(95,200)	(86,000)

Net change in number of Shares Issued and Outstanding	(31,300)	88,700

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2017	Year Ended Sep-30, 2016
Activity in Value of Shares Issued and Outstanding:
Creations	$7,617,590	$20,832,493
Redemptions	(11,031,609)	(10,102,639)

Net change in value of Shares Issued and Outstanding	$(3,414,019)	$10,729,854

2.8.	Revenue Recognition Policy

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor the Trustee will sell gold to the Custodian at the next LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statements of Operations.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine month period ended June 30, 2017 of ($2,740,208) is made up of a realized loss of ($386) from the sale of gold to pay expenses, a realized loss of ($232,732) from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($2,507,090) on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine month period ended June 30, 2016 of $5,061,421 is made up of a realized loss of ($2,983) from the sale of gold to pay expenses, a realized loss of ($329,117) from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $5,393,521 on investment in gold.

2.9.	Income Taxes

The Trust identifies its major tax jurisdiction as the United States. The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2017 or September 30, 2016.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the Internal Revenue Service. As of June 30, 2017, the 2016, 2015 and 2014 tax years remain open for examination. There are no examinations in progress at period end.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and nine month periods ended June 30, 2017 and 2016. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2017	Three Months Ended Jun-30, 2016	Nine Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2016
Net Asset Value
Net asset value per Share, beginning of period	$118.51	$118.23	$126.15	$106.68

Net investment income/(loss)	(0.12)	(0.12)	(0.35)	(0.34)
Net realized and change in unrealized gain (loss)	(0.25)	8.00	(7.66)	19.77

Net Income/(Loss)	(0.37)	7.88	(8.01)	19.43

Net asset value per Share, end of period	$118.14	$126.11	$118.14	$126.11

Market value per Share, beginning of period	$118.72	$117.64	$125.64	$106.86

Market value per Share, end of period	$118.02	$126.47	$118.02	$126.47

Ratio to average net assets
Net Investment Loss(1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%

Gross expenses(1)	0.40%	0.40%	0.40%	0.40%

Net expenses(1)	0.40%	0.40%	0.40%	0.40%

Total Return, at net asset value(2)	(0.31)%	6.66%	(6.35)%	18.21%

Total Return, at market value(2)	(0.59)%	7.51%	(6.06)%	18.35%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

7.	Subsequent Events

The Sponsor has evaluated events through the issuance of financial statements and determined that no events have occurred that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of the date of this quarterly report, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, Scotia Capital (USA) Inc., UBS Securities LLC, and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:

Share price & NAV v. gold price from November 18, 2004 to June 30, 2017

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

Results of Operations

In the nine months ended June 30, 2017, an additional 63,900,000 Shares (639 Baskets) were created in exchange for 6,085,747 ounces of gold, 95,200,000 Shares (952 Baskets) were redeemed in exchange for 9,070,616 ounces of gold, and 83,973.63 ounces of gold were sold to pay expenses.

As at June 30, 2017, the Custodian held 27,446,803 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable with a market value of $34,095,790,920 (cost — $34,118,623,448) based on the LBMA Gold Price PM on June 30, 2017. Subcustodians held nil ounces of gold in their vaults on behalf of the Trust and 38,042 ounces of gold were payable by the Trust in connection with the creation and redemption of Baskets.

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

Cash Resources and Liquidity

At June 30, 2017, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2012 to June 30, 2017, and is based on the LBMA Gold Price PM when available since March 20, 2015 and previously the London PM Fix.

Daily gold price - July 1, 2012 to June 30, 2017

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2017, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
Three months to September 30, 2014	$1,281.21	$1,340.25	Jul 10, 2014	$1,213.50	Sep 22, 2014	$1,216.50	Sep 30, 2014
Three months to December 31, 2014	$1,200.67	$1,250.25	Oct 21, 2014	$1,142.00	Nov 05, 2014	$1,199.25	Dec 31, 2014	(2)
Three months to March 31, 2015	$1,217.37	$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015
Three months to June 30, 2015	$1,192.19	$1,225.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Three months to September 30, 2015	$1,123.87	$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Three months to December 31, 2015	$1,105.29	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)
Three months to March 31, 2016	$1,184.30	$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03	$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016	$1,218.75	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016	(2)
Three months to March 31, 2017	$1,219.47	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017

Twelve months ended June 30, 2015	$1,223.05	$1,340.25	Jul 10, 2014	$1,142.00	Nov 05, 2014	$1,171.00	Jun 30, 2015
Twelve months ended June 30, 2016	$1,168.18	$1,324.55	Jun 27, 2016	$1,049.40	Dec 17, 2015	$1,320.75	Jun 30, 2016
Twelve months ended June 30, 2017	$1,257.77	$1,366.25	Jul 06, 2016	$1,125.70	Dec 20, 2016	$1,242.25	Jun 30, 2017

November 12, 2004 to June 30, 2017	$1,093.46	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,242.25	Jun 30, 2017

(1)	The end of period gold price is the LBMA Gold Price PM (formerly the London PM Fix) on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2016 nor was there a London PM Fix on the last business day of December 2014 and 2015. The LBMA Gold Price AM on the last business day of December 2016 and 2015 was $1,159.10 and $1,062.25, respectively. The London AM Fix on the last business day of December 2014 was $1,199.25. The Net Asset Value of the Trust on December 31, 2016 and 2015 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture. The Net Asset Value of the Trust on December 31, 2014 was calculated using the London AM Fix, in accordance with the Trust Indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2017, 12,479 Baskets (1,247,900,000 Shares) have been created and 9,598 Baskets (959,800,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/17 to 04/30/17	8,500,000	.09518
05/01/17 to 05/31/17	2,500,000	.09515
06/01/17 to 06/30/17	5,900,000	.09512

Total	16,900,000	.09515

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Joseph R Cavatoni
Joseph R Cavatoni
Principal Executive Officer

/s/ Samantha McDonald
Samantha McDonald
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 4, 2017

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.