Form 10-K
period 2017-09-30
SPDR GOLD TRUST
filed 2017-11-28
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2017 as reported by the NYSE Arca, Inc. on that date: $33,908,270,000.

Number of shares of the registrant’s common stock outstanding as of November 24, 2017: 285,500,000.

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

i

ii

iii

PART I

Item 1. Business

SPDR® Gold Trust, or the Trust, is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture, or the Trust Indenture. The Trust holds gold and from time to time issues SPDR® Gold Shares, or Shares, in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC, or WGTS, is the sponsor of the Trust, or the Sponsor. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or BNYM, is the trustee of the Trust, or the Trustee. State Street Global Advisors Funds Distributors, LLC, or SSGA, is the marketing agent of the Trust, or the Marketing Agent. HSBC Bank plc, or HSBC, is the custodian of the Trust, or the Custodian.

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

Baskets may be created or redeemed only by Authorized Participants. An Authorized Participant is a person who: (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in the Depository Trust Company system, or DTC; (3) has entered into an agreement with the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions, or a Participant Agreement; and (4) has established an unallocated gold account with the Custodian, or an Authorized Participant Unallocated Account. Authorized Participants pay a transaction fee of $2,000 for each order to create or redeem Baskets. Authorized Participants may sell to other investors all or part of the Shares included in the Baskets they purchase from the Trust.

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

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor has agreed to pay all ordinary fees and expenses of the Trust which include the fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Focus 2017 estimates that existing above-ground stocks of gold totalled approximately 183,000 tonnes (approximately 5.9 billion ounces) at the end of 2016.(1)

World Gold Supply and Demand (2012—2016)

The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the Gold Focus 2017.

World Gold Supply and Demand, 2012-2016

Gold Supply and Demand Balance(2) ,(3)

Tonnes	2012	2013	2014	2015	2016
SUPPLY
Mine Production	2,933	3,077	3,148	3,220	3,255
Recycling	1,711	1,263	1,189	1,120	1,296
Net Hedging Supply	–	–	105	13	33
Total Supply	4,645	4,340	4,442	4,353	4,584
DEMAND
Jewellery Fabrication	2,198	2,748	2,517	2,448	1,989
Industrial Fabrication	363	350	349	332	323
Net Physical Investment	1,287	1,702	1,038	1,048	1,032
Net Hedging Demand	47	25	–	–	—
Net Central Bank Buying	582	646	584	577	377
Total Demand	4,478	5,471	4,487	4,404	3,722
Market Balance	167	(1,131)	(45)	(51)	862
Net Investment in ETFs	307	(916)	(184)	(128)	532
Market Balance less ETFs	(140)	(216)	139	77	330
Gold Price (US$/oz, PM fix)	1,669	1,411	1,266	1,160	1,251

Source: Metals Focus Gold Focus 2017

Sources of Gold Supply

Based on data from Gold Focus 2017, gold supply averaged 4,473 tonnes (t) per year between 2012 and 2016. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,127t per year from 2012 through 2016. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,316t annually between 2012 through 2016.

(1)	Gold Focus 2017 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.
(2)	Gold Focus 2017.
(3)	Totals may vary due to rounding.

Sources of Gold Demand

Based on data from Gold Focus 2017, gold demand averaged 4,512t per year between 2012 and 2016. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2012 through 2016 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 27%.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2012 and 2016, according to Gold Focus 2017, central bank purchases averaged 553t. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to London Bullion Market Association, or LBMA, market making are Spot (S), Forwards (F) and Options (O). There are thirteen LBMA Market Makers who provide the service in one, two or all three products. Of the thirteen LBMA Market Makers, there are five Full Market Makers and eight Market Makers. The five Full Market Makers quoting prices in all three products are: Citibank N.A., Goldman Sachs International, HSBC, JP Morgan Chase Bank and UBS AG. The eight LBMA Market Makers who provide two-way pricing in either one or two products are: ICBC Standard Bank (S), Merrill Lynch International Plc (S, O), Morgan Stanley & Co International (S, O), Societe Generale (S), Standard Chartered Bank (S, O), Bank of Nova Scotia -ScotiaMocatta (S, F), Toronto-Dominion Bank (F) and BNP Paribas SA (F).

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

Movements in the Price of Gold Since the Inception of the Trust

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2017, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

Daily gold price - November 18, 2004 to September 30, 2017

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

Certain Authorized Participants are able to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Authorized Participants must be: (1) a DTC Participant; (2) registered as a broker-dealer under the Exchange Act, and regulated by FINRA, or some other self-regulatory organization or will be exempt from being or otherwise not be required to be so regulated or registered; and (3) qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required gold deposit amount by the end of the second business day in London following the purchase order date. The Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the gold deposit amount by debiting such amount from the Authorized Participant Unallocated Account and by crediting such amount to the Trust Unallocated Account and by delivery of the gold to the Trust Allocated Account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust will be borne solely by the Authorized Participant. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account on the second business day following the purchase order date by allocating to the Trust Allocated Account specific bars of gold from unallocated bars which the Custodian holds or instructing a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian. The gold bars in an allocated gold account are specific to that account and are identified by a list which shows, for each gold bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold held in the Trust’s allocated account is the property of the Trust and is not traded, leased or loaned under any circumstances.

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

Change in Settlement Cycle

On March 22, 2017, the SEC adopted an amendment to shorten by one business day the standard settlement cycle for most broker-dealer securities transactions. The amended rule shortens the settlement cycle from three business days to two business days, T+2. This change went into effect on September 5, 2017 and affects the creation and redemption procedures for Baskets and trading in the Shares.

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

Delivery of Redemption Distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the second business day following the redemption order date if, by 9:00 AM New York time on such second business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If the Trustee’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Trustee receives the fee applicable to the extension of the redemption distribution date which the Trustee may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Trustee’s DTC account by 9:00 AM New York time on such next business day. Any further outstanding amount of the redemption order may be cancelled. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 9:00 AM New York time on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

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

The Trustee will reject a redemption order if: (1) the order is not in proper form as described in the Participant Agreement; (2) the fulfillment of the order, in the opinion of its counsel, might be unlawful; (3) the order would have adverse tax consequences to the Trust or its Shareholders; or (4) circumstances outside the control of the Trustee, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

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

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agreed to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. The Sponsor’s fees were $136,084,914 for the year ending September 30, 2017.

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

The Trustee

BNYM, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed a Participant Agreement may be obtained from BNYM. A copy of the Trust Indenture is linked as an exhibit to this report and is available at BNYM’s trust office identified above. Under the Trust Indenture, the Trustee is required to maintain an aggregate capital, surplus and undivided profits of not less than $500 million.

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC; and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody

Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Inspectorate International Limited conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 14, 2017. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent

State Street Global Advisors Funds Distributors, LLC (formerly State Street Global Markets, LLC), or SSGA, a wholly-owned subsidiary of State Street Corporation, acts as the Marketing Agent. The Marketing Agent is a registered broker-dealer with the SEC and is a member of FINRA, the Municipal Securities Rulemaking Board, the National Futures Association and the Boston Stock Exchange. The Marketing Agent’s office is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

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

The Custodian

The Custodian is HSBC Bank plc, or HSBC. HSBC’s London custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. HSBC’s London custodian operations are subject to supervision by the FCA. HSBC is authorized by the Prudential Regulation Authority and regulated by the Prudential Regulation Authority and the FCA in the U.K.

The global parent company of HSBC is HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England. HSBC Group had $184 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of June 30, 2017.

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

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the year ended September 30, 2016, the only time that gold was held by a subcustodian (the Bank of England) was during the period January through March 2016, and the greatest amount of gold held during such period was approximately 29 tonnes, or approximately 3.8% of the Trust’s gold. During the two years ended September 30, 2017 and 2015, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

3.8% Tax on Net Investment Income

Under current law, U.S. Shareholders that are individuals, estates or trusts, whose income exceeds certain thresholds, are subject to a 3.8% Medicare contribution tax on their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income (discussed above).

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

Investment by Tax-Exempt U.S. Shareholders

Tax-exempt U.S. Shareholders are generally subject to U.S. federal income tax only on their unrelated business taxable income, or UBTI. In addition, a tax-exempt U.S. Shareholder that is a private foundation is also subject to certain U.S. federal excise taxes, including a 2% (or 1%) excise tax under Section 4940 of the Code on its “net investment income,” which would include any gain recognized on the sale of any of its Shares or its share of any gain recognized on the Trust’s sale of gold, provided such gain did not constitute UBTI. Unless a tax-exempt U.S. Shareholder incurs debt in order to purchase Shares, it is expected that tax-exempt U.S. Shareholders should not realize UBTI in respect of income or gains from the Shares. Tax-exempt U.S. Shareholders should consult their own tax advisors about the U.S. federal income and excise tax consequences of purchasing, owning and disposing of Shares in light of their particular circumstances.

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

The obligations of the Custodian under the Allocated Bullion Account Agreement, the Unallocated Bullion Account Agreement and the Participant Unallocated Bullion Account Agreement are governed by English law. The Custodian may enter into arrangements with English subcustodians, which arrangements may also be governed by English law. The Trust is a New York investment trust. Any federal, New York, or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue a subcustodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a federal, New York, or other court situated in the United States.

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

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2017 and 2016.

	High	Low
Fiscal Year Ended September 30, 2017:
Quarter Ended
December 31, 2016	$125.32	$107.34
March 31, 2017	$119.70	$110.47
June 30, 2017	$123.10	$116.04
September 30, 2017	$128.13	$115.28

	High	Low
Fiscal Year Ended September 30, 2016:
Quarter Ended
December 31, 2015	$113.81	$100.50
March 31, 2016	$121.50	$102.89
June 30, 2016	$126.68	$115.63
September 30, 2016	$130.52	$124.78

As of October 31, 2017, there were approximately 197 DTC participating shareholders of record of the Trust.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
May 2017	$120.62	$116.04
June 2017	$123.10	$118.02
July 2017	$120.75	$115.28
August 2017	$125.82	$119.51
September 2017	$128.13	$121.58
October 2017	$123.82	$120.33
November 2017 (through November 27, 2017)	$122.86	$120.62

b) Not applicable

c)	Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 1,194 Baskets (119,400,000 Shares) during the year ended September 30, 2017, including 242 Baskets (24,200,000 Shares) for the three months ended September 30, 2017 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
7/1/17 to 7/31/17	20,400,000	0.09509
8/1/17 to 8/31/17	2,000,000	0.09506
9/1/17 to 9/30/17	1,800,000	0.09503

TOTAL	24,200,000	0.09506

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

(Amounts in 000’s of US$)	Year ended Sep-30, 2017	Year ended Sep-30, 2016	Year ended Sep-30, 2015(1)	Year ended Sep-30, 2014	Year ended Sep-30, 2013
Net income/(loss)	$(1,893,972)	$4,951,423	$(2,685,202)	$(230,386)	$4,505,517
Net cash provided by operating activities	$—	$—	$—	$—	$—

Statements of Operation Data:

(Amounts, except per share, are in 000’s of US$)	Year ended Sep-30, 2017	Year ended Sep-30, 2016	Year ended Sep-30, 2015(1)(2)	Year ended Sep-30, 2014(3)	Year ended Sep-30, 2013(3)
REVENUES
Proceeds from sales of gold to pay expenses	$—	$—	$—	$135,509	$241,124
Cost of gold sold to pay expenses	—	—	—	(129,207)	(188,717)

Gain on gold sold to pay expenses	—	—	—	6,302	52,407
Gain on gold distributed for the redemption of shares	—	—	—	374,322	4,682,845
Unrealized gain/(loss) on investment in gold	—	—	—	(477,254)	—

Total gain/(loss) on gold	—	—	—	(96,630)	4,735,252

EXPENSES
Custody fees	—	—	15,395	22,724	37,838
Trustee fees	—	—	1,584	2,000	2,000
Sponsor fees	136,084	127,076	53,960	50,158	86,152
Marketing agent fees	—	—	33,636	50,158	86,152
Other expenses	—	—	9,535	8,716	17,593

Total expenses	136,084	127,076	114,110	133,756	229,735
Fees reduced	—	—	(4,096)	—	—

Net expenses	136,084	127,076	110,014	133,756	229,735

Net investment loss	(136,084)	(127,076)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	252	614	(5,170)	—	—
Net realized gain/(loss) from gold distributed for the redemption of shares	(222,162)	(6,601)	(447,044)	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,535,978)	5,084,486	(2,122,974)	—	—

Net realized and change in unrealized gain/(loss) on investment in gold	(1,757,888)	5,078,499	(2,575,188)	—	—

Net income/(loss)	$(1,893,972)	$4,951,423	$(2,685,202)	$(230,386)	$4,505,517

Net gain/(loss) per share	$(6.59)	$18.36	$(11.10)	$(0.85)	$11.75

Weighted average number of shares (in 000’s)	287,348	269,742	241,858	270,245	383,416

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company.

(2)	Effective July 17, 2015, the Trust’s only recurring expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust.

(3)	Represents audited statement of operations for the years ended September 30, 2014 and 2013, respectively, prior to adoption of provisions for an investment company for accounting purposes.

Statements of Financial Condition Data:

(Amounts in 000’s of US$)	Sep-30, 2017	Sep-30, 2016	Sep-30, 2015(1)	Sep-30, 2014(2)		Sep-30, 2013(2)
ASSETS
Investment in gold	$35,669,225	$40,357,092	$24,503,318	$30,250,898	(3)	$35,812,777	(3)
Gold receivable	—	—	117,353	—		—

Total Assets	$35,669,225	$40,357,092	$24,620,671	$30,250,898		$35,812,777

LIABILITIES
Gold payable	$—	$50,461	$—	$140,368		$153,680
Other liabilities	11,720	13,184	8,501	13,661		15,414

Total Liabilities	11,720	63,645	8,501	154,029		169,094

Redeemable Shares:
Shares at redemption value to investors(4)				30,096,869		38,623,537
Shareholders’ Deficit				—		(2,979,854)

Net Assets	$35,657,505	$40,293,447	$24,612,170

Total Liabilities, Redeemable Shares & Shareholders’ Equity				$30,250,898		$35,812,777

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company.

(2)	Represents audited statement of financial condition as of September 30, 2014 and 2013, respectively, prior to adoption of provisions for an investment company for accounting purposes.

(3)	Investment in gold was held at the lower of average cost or market value. The average cost of investment in gold was $30,728,152 at September 30, 2014. The market value of investment in gold was $38,792,631 at September 30, 2013.

(4)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 292,500,000 at September 30, 2017, 319,400,000 at September 30, 2016, 230,700,000 at September 30, 2015, 257,300,000 at September 30, 2014, and 301,600,000 at September 30, 2013.

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

Share price & NAV v. gold price — November 18, 2004 to September 30, 2017

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains on the Trust’s gold holdings at September 30, 2017 and 2016:

(Amount in 000’s of US$)	Sep-30, 2017	Sep-30, 2016

Investment in gold – cost	34,720,945	$37,872,834
Unrealized gain/(loss) on investment in gold	948,280	2,484,258

Investment in gold – market value	35,669,225	$40,357,092

Critical Accounting Policy

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust. Beginning October 1, 2014, the gold held by the Trust is reported at fair value on the Statements of Financial Condition. Prior to October 1, 2014, the gold held by the Trust was reported at the lower of cost or market, using the average cost method.

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs are in 000’s of US$)	For the year ended Sep-30, 2017	For the year ended Sep-30, 2016	For the year ended Sep-30, 2015
Net realized and change in unrealized gain/(loss) on investment in gold	$(1,757,888)	$5,078,499	$(2,575,188)

Net income/(loss)	$(1,893,972)	$4,951,423	$(2,685,202)
Net cash provided by operating activities	$—	$—	$—

The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2017 of $1,757,888 is made up of a gain of $252 on the sale of gold to pay expenses, plus a loss of $222,162 on gold distributed for the redemption of Shares, plus a decrease in unrealized gain of $1,535,978 on investment in gold.

The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2016 of $5,078,499 is made up of a gain of $614 on the sale of gold to pay expenses, plus a loss of $6,601 on gold distributed for the redemption of Shares, plus an unrealized gain of $5,084,486 on investment in gold.

The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2015 of $2,575,188 is made up of a loss of $5,170 on the sale of gold to pay expenses, plus a loss of $447,044 on gold distributed for the redemption of Shares, plus a decrease in unrealized gain of $2,122,974 on investment in gold.

Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2017	Sep-30, 2016	Sep-30, 2015
Ounces of Gold:
Opening balance	30,515.8	21,995.8	24,867.2
Creations (excluding gold receivable at September 30, 2017 – 0, September 30, 2016 – 0, and at September 30, 2015 – 105.3)	8,803.7	16,799.7	5,182.9
Redemptions (excluding gold payable at September 30, 2017 –0, September 30, 2016 – 38.2, and at September 30, 2015 –0)	(11,409.7)	(8,180.5)	(7,957.0)
Sales of gold	(110.5)	(99.2)	(97.3)

Closing balance	27,799.3	30,515.8	21,995.8

Gold price per ounce – LBMA Gold Price PM	$1,283.10	$1,322.50	$1,114.00

Market value of gold holdings	$35,669,225	$40,357,092	$24,503,318

Number of Shares (in 000’s):
Opening balance	319,400	230,700	257,300
Creations	92,500	174,700	55,100
Redemptions	(119,400)	(86,000)	(81,700)

Closing balance	292,500	319,400	230,700

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2017, an additional 92,500,000 Shares, (925 Baskets), were created in exchange for 8,803,754 ounces of gold, and 119,400,000 Shares (1,194 Baskets) were redeemed in exchange for 11,409,732 ounces of gold. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2017, the amount of gold owned by the Trust was 27,799,256 ounces, with a market value of $35,669,225,374 (cost — $34,720,945,067) based on the LBMA Gold Price PM on September 30, 2017 (in accordance with the Trust Indenture).

As at September 30, 2017, the Custodian held 27,799,256 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $35,669,225,374 (cost — $34,720,945,067). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

As at September 30, 2016, the amount of gold owned by the Trust was 30,515,760 ounces, with a market value of $40,357,092,600 (cost — $37,872,834,300) based on the LBMA Gold Price PM on September 30, 2016 (in accordance with the Trust Indenture).

As at September 30, 2016, the Custodian held 30,515,760 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $40,357,092,600 (cost — $37,872,834,300). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

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

On September 12, 2017, Inspectorate International Limited concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 2, 2017, Inspectorate International Limited concluded reconciliation procedures from September 12, 2017 through September 30, 2017. The results can be found on www.spdrgoldshares.com.

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2017, 2016 and 2015. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2017, 2016 and 2015 was the same as those expenses, resulting in a zero cash balance at September 30, 2017, 2016 and 2015.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2017 and 2016 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2011 to September 30, 2017, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

Daily gold price – October 1, 2011 to September 30, 2017

During the year between October 1, 2016 and September 30, 2017, the gold price based on the LBMA Gold Price PM (formerly the London PM Fix) traded between $1,125.70 per ounce (December 20, 2016) and $1,346.25 per ounce (September 8, 2017), and the average price was $1,243.22.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2017, 2016 and 2015, and for the period from the Date of Inception through September 30, 2017, based on the LBMA Gold Price (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
Three months to December 31, 2014(2)	$1,200.77	$1,250.25	Oct 21, 2014	$1,142.00	Nov 05, 2014	$1,206.00	Dec 31, 2014	(3)
Three months to March 31, 2015	$1,217.37	$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015
Three months to June 30, 2015	$1,192.19	$1,225.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Three months to September 30, 2015	$1,123.87	$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Three months to December 31, 2015(2)	$1,105.29	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(3)
Three months to March 31, 2016	$1,184.30	$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03	$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016(2)	$1,219.13	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016	(3)
Three months to March 31, 2017	$1,219.49	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	Jul 11, 2017	$1,283.10	Sep 29, 2017
Twelve months ended September 30, 2015	$1,183.11	$1,295.75	Jan 22, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Twelve months ended September 30, 2016	$1,221.44	$1,366.25	Jul 06, 2016	$1,049.40	Dec 17, 2015	$1,322.50	Sep 30, 2016
Twelve months ended September 30, 2017	$1,243.22	$1,346.25	Sep 08, 2017	$1,125.70	Dec 20, 2016	$1,283.10	Sep 29, 2017
November 12, 2004 (the inception of the Trust) to September 30, 2017	$1,097.17	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,283.10	Sep 29, 2017

(1)	The end of period gold price is the LBMA Gold Price PM (formerly the London PM Fix) on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM or London PM Fix for either December 24th or December 31st for the periods ended 2014, 2015 and 2016. For comparative purposes, the average was calculated using the LBMA Gold Price AM or London AM Fix on such business days. Accordingly, the NAV of the Trust for December 24th and December 31st for the periods ended 2014, 2015 and 2016 was calculated using the LBMA Gold Price AM or London AM Fix, as applicable.

(3)	There was no LBMA Gold Price PM on the last business day of December 2016 and 2015. There was no London PM Fix on December 31, 2014. The LBMA Gold Price AM was $1,062.25 on the last business day of December 2015 and $1,159.10 on the last business day of December 2016. The London AM Fix on the last business day of December 2014 was $1,206.00. The Net Asset Value of the Trust on December 31, 2015 and December 31, 2016 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture. The Net Asset Value of the Trust on December 31, 2014 was calculated using the London AM Fix, in accordance with the Trust Indenture.

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

Item 8.    Financial Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended September 30, 2017

	Three Months Ended				Year Ended Sep-30, 2017
(Amounts in 000’s of US$, except per share data)	Dec-31, 2016	Mar-31, 2017	Jun-30, 2017	Sep-30, 2017
EXPENSES
Sponsor fees	35,918	31,847	34,325	33,994	136,084

Total expenses	35,918	31,847	34,325	33,994	136,084

Net investment loss	(35,918)	(31,847)	(34,325)	(33,994)	(136,084)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	68	(898)	444	638	252
Net realized gain/(loss) from gold distributed for the redemption of shares	(205,896)	(71,852)	45,016	10,570	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	(4,679,551)	2,317,536	(145,075)	971,112	(1,535,978)

Net realized and change in unrealized gain/(loss) on investment in gold	(4,885,379)	2,244,786	(99,615)	982,320	(1,757,888)

Net income/(loss)	$(4,921,297)	$2,212,939	$(133,940)	$948,326	$(1,893,972)

Net income/(loss) per share	$(16.10)	$7.95	$(0.47)	$3.42	$(6.59)

Weighted average number of shares (in 000’s)	305,599	278,457	287,567	277,577	287,348

Fiscal Period Ended September 30, 2016

	Three Months Ended				Year Ended Sep-30, 2016
(Amounts in 000’s of US$, except per share data)	Dec-31, 2015	Mar-31, 2016	Jun-30, 2016	Sep-30, 2016
EXPENSES
Sponsor fees	23,818	27,557	34,410	41,291	127,076

Total expenses	23,818	27,557	34,410	41,291	127,076

Fees reduced	—	—	—	—	—

Net expenses	23,818	27,557	34,410	41,291	127,076

Net investment loss	(23,818)	(27,557)	(34,410)	(41,291)	(127,076)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(2,820)	(953)	790	3,597	614
Net realized gain/(loss) from gold distributed for the redemption of shares	(362,484)	1,927	31,440	322,516	(6,601)
Net change in unrealized appreciation/(depreciation) on investment in gold	(753,891)	3,823,285	2,324,127	(309,035)	5,084,486

Net realized and change in unrealized gain/(loss) on investment in gold	(1,119,195)	3,824,259	2,356,357	17,078	5,078,499

Net income/(loss)	$(1,143,013)	$3,796,702	$2,321,947	$(24,213)	$4,951,423

Net income/(loss) per share	$(5.11)	$15.51	$8.06	$(0.08)	$18.36

Weighted average number of shares (in 000’s)	223,621	244,855	287,989	322,430	269,742

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2017.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2017, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2017. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2017.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2017 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2017.

November 28, 2017

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and the Shareholders of the

SPDR® Gold Trust

New York, New York

We have audited SPDR® Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust’s Sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition and schedules of investment at September 30, 2017 and 2016 and the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2017, and our report dated November 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 28, 2017

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

Joseph R. Cavatoni is the Principal Executive Officer and Samantha McDonald is the Chief Financial Officer and Treasurer of the Sponsor. The Board of Directors of the Sponsor consists of four individuals, of whom three serve on its Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

Joseph R. Cavatoni, age 49, is the Principal Executive Officer of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September, 2016. Prior to that, from April 2009 to December 2015 he served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Samantha McDonald, age 47, is the Chief Financial Officer and Treasurer of the Sponsor. Ms. McDonald was appointed to the position in March 2015. She joined the Sponsor in October 2013 as Finance and Operations Manager. Prior to joining the Sponsor, Ms. McDonald was employed by Roubini Global Economics, or RGE, from November 2011 until October 2013. RGE is a global economic and financial analysis firm that provides economic analysis to portfolio managers, chief investment officers, analysts and bankers, among others. During her tenure at RGE, Ms. McDonald was the VP of Finance and was responsible for the planning, operating performance and leadership of the financial accounting and administrative functions. Prior to this, Ms. McDonald was Controller at GTIS Partners, a global real estate investment firm, from December 2009 to November 2011. She has also been the CFO for Software Technology, Inc., a provider of Education Data Management solutions to the K-12 market from June 2002 to May 2008 and a finance manager responsible for regulatory reporting and performing financial analysis at Kaplan Test Prep and Admissions, a firm that provides preparatory courses for standardized tests, from May 2008 to December 2009. Ms. McDonald holds a Bachelor of Science degree in Accounting from Auburn University and received her Master in Accounting degree from University of South Alabama. She is a Certified Public Accountant.

William J. Shea, age 69, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit and Compensation Committees. Mr. Shea has served as a Director on the Board of Directors of WGC USA Asset Management Company, LLC, or WGCAM, since January 2017 and is a member of that board’s Audit Committee. WGCAM is the sponsor of the SPDR® Long Dollar Gold Trust, a series of World Currency Gold Trust, and an affiliate of the Sponsor. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PriceWaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.

Aram Shishmanian, age 66, is the manager and has served as a Director on the Board of Directors of the Sponsor since January 2013. Mr. Shishmanian has served as a Director on the Board of Directors of WGCAM since January 2017. He has served as Chief Executive Officer of the World Gold Council, the ultimate parent of the Sponsor, since January 2009. Mr. Shishmanian was previously employed by Accenture plc, a multinational management consulting, technology services and outsourcing company. During his 27 years at Accenture and its predecessor companies from 1975 to 2003, Mr. Shishmanian held a number of leadership roles, including Global Managing Partner of the financial markets industry practice, before becoming a senior partner. He previously served as a Non-Executive Director of Resolution plc, the Senior Non-Executive Director of Victoria plc, a Non-Executive Director of a Swiss based asset-management company and several other companies. Prior to joining the World Gold Council, from 2005 to 2010, he was an independent member of the International Executive of Hogan Lovells LLP, one of the leading global law firms. He holds a Bachelor of Arts degree in Economics and a Master of Business Administration degree.

The Sponsor has concluded that Mr. Shishmanian should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions, his extensive experience as a management consultant and as a director on other boards, and the experience he has gained serving as a director of WGCAM.

Rocco Maggiotto, age 67, has served as a Director on the Board of Directors of the Sponsor since January 2013, is Chairman of the Board’s Audit Committee and a member of the Board’s Compensation Committee. Mr. Maggiotto has served as a Director on the Board of Directors of WGCAM since January 2017 and is Chairman of that board’s Audit Committee. Mr. Maggiotto is the Chief Executive Officer and Co-Founder of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit institutions. From June 2006 to 2011, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, their global industry practices, their relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda. Prior to joining Zurich, from 2005 to 2006, he was a Senior Executive Advisor in Booz Allen Hamilton’s Management Consulting practice, and continues to consult with financial institutions through the

Manchester Consulting Group which he founded in 2012. Mr. Maggiotto’ s previous career has included roles as Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc. from 2002 to 2005, as well as a Senior Partner for PricewaterhouseCoopers, where he was a member of their Global Leadership Team and was Global Markets Leader upon retiring in 2002. Mr. Maggiotto was also a Vice Chairman for the former Coopers & Lybrand, Managing Partner of its New York region and Chairman of its financial services industry practice worldwide. He also developed and managed its US Financial Services Industry Management Consulting business. Before that, he was a Partner with KPMG Management Consulting Practice in New York. Prior to joining KPMG, for sixteen years, Mr. Maggiotto held management positions with Marine Midland Bank and with HSBC covering finance, operations, management information systems and corporate services. Mr. Maggiotto serves on the boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, Canisius College, Canisius High School, the Council of Governing Bodies of New York State’s private colleges and universities, and is President of the Board of The Green Mountain Academy for Life Long Learning Manchester, VT. He is also a member of the Board of Directors for Lucid Inc., a publicly traded medical device company which does business as Caliber I. D. providing medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases. Mr. Maggiotto holds a Bachelor of Arts degree in Political Science and a Master of Business Administration degree in Finance.

The Sponsor has concluded that Mr. Maggiotto should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and international public accounting firms, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGCAM.

Neal Wolkoff, age 62, has served as a Director on the Board of Directors of the Sponsor since January 2013, and is a member of the Board’s Audit Committee and Chair of the Board’s Compensation Committee. Mr. Wolkoff has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. Mr. Wolkoff is a member of the Federal Reserve Bank of Chicago Working Group on Financial Markets. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive Chairman of that board. Mr. Wolkoff has also served on the Board of Directors and Executive Committee of the National Futures Association. Mr. Wolkoff was Vice Chairman of the Board and a member of the Executive Committee of the Golda Och Academy (a Solomon Schechter School) in West Orange, NJ. He received a Bachelor of Arts degree and a Juris Doctor degree and is a member of the Bar of the State of New York.

The Sponsor has concluded that Mr. Wolkoff should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles at a major stock exchange and futures exchange, the experience he gained as a trial attorney, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGCAM.

On October 20, 2017, Samantha McDonald resigned as Chief Financial Officer and Treasurer of the Sponsor, effective the close of business on November 30, 2017. Mr. Joseph R. Cavatoni, the Principal Executive Officer of the Sponsor, will serve as interim Chief Financial Officer and Treasurer of the Sponsor, effective at the same time as Ms. McDonald’s resignation as Chief Financial Officer and Treasurer. A search has been initiated to identify a new Chief Financial Officer and Treasurer of the Sponsor.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents, including its Principal Executive Officer and Chief Financial Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 685 Third Avenue, 27th Floor, New York, NY 10017 or calling the Sponsor at (212) 317-3800. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended September 30, 2017 and 2016 were:

	Years Ended September 30,
	2017	2016
Audit fees	$324,500	$282,900
Audit-related fees	115,000	155,300

Total	$439,500	$438,200

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2017, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date
4.1	Trust Indenture dated November 12, 2004.	10-K	4.1	9/30/07
4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007.	8-K	4.1	12/13/07
4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008.	10-K	4.1.2	9/30/08
4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011.	8-K	4.1	6/1/11
4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014.	8-K	4.1	6/19/14
4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015.	8-K	4.1.5	3/20/15
4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015.	8-K	4.1.6	7/14/15
4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017.	8-K	4.1.7	9/11/17
4.2	Form of Participant Agreement.	S-1	4.2	11/8/04
4.2.1	Amendment No. 1 to Participant Agreements.	8-K	4.2	12/13/07
4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008.	10-K	4.2.2	9/30/08
4.2.3	Amendment No. 3 to Participant Agreements dated July 18,2014.	8-K	4.2.3	7/22/14
4.2.4*	Amendment No. 4 to Participant Agreements dated September 5, 2017
4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004.	10-K	4.3	9/30/07
10.1	Second Amended and Restated Allocated Bullion Account Agreement dated July 17, 2015.	8-K	10.1	7/17/15
10.2	Second Amended and Restated Unallocated Bullion Account Agreement dated July 17, 2015.	8-K	10.2	7/17/15
10.3	Form of Participant Unallocated Bullion Account Agreement.	S-1	4.2 (Attachment B)	11/8/04

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date
10.3.1	Form of Amendment to Participant Unallocated Bullion Account Agreement dated November 26, 2007.	10-K	10.3.1	9/30/08
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement effective May 20, 2008.	S-3	10.3.1	5/20/08
10.4	Depository Agreement dated November 11, 2004.	10-K	10.4	9/30/07
10.5	License Agreement	S-1	10.5	9/26/03
10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015.	8-K	10.6	7/17/15
10.8	WGC/WGTS License Agreement dated November 16, 2004.	10-K	10.8	9/30/07
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008.	10-K	10.8.1	9/30/08
10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004.	10-K	10.10	9/30/07
10.12	SPDR Sublicense Agreement dated May 20, 2008.	10-K	10.12	9/30/08
10.13	Novation Agreement dated June 4, 2014.	8-K	10.13	11/21/14
23.1*	Consent of KPMG LLP.
23.2*	Consent of Carter Ledyard & Milburn LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

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
Neal Wolkoff Director*

Date: November 28, 2017

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the Registrant.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders of

SPDR® Gold Trust

We have audited the accompanying statements of financial condition of SPDR® Gold Trust (the “Trust”), including the schedules of investment, as of September 30, 2017 and 2016, and the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2017. These financial statements are the responsibility of management of the Trust’s Sponsor. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 28, 2017 expressed an unqualified opinion.

/s/ KPMG LLP

New York, New York

November 28, 2017

SPDR® GOLD TRUST

Statements of Financial Condition

at September 30, 2017 and 2016

(Amounts in 000’s of US$ except for share data)	Sep-30, 2017	Sep-30, 2016
ASSETS
Investment in Gold, at fair value (cost $34,720,945 and $37,872,834 at September 30, 2017 and 2016, respectively)	$35,669,225	$40,357,092

Total Assets	$35,669,225	$40,357,092

LIABILITIES
Gold payable	$—	$50,461
Accounts payable to Sponsor	11,720	13,184

Total Liabilities	11,720	63,645

Net Assets	$35,657,505	$40,293,447

Shares issued and outstanding(1)	292,500,000	319,400,000
Net asset value per Share	$121.91	$126.15

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2017
Investment in Gold	27,799.3	$34,720,945	$35,669,225	100.03%

Total Investment		$34,720,945	$35,669,225	100.03%
Liabilities in excess of other assets			(11,720)	(0.03)%

Net Assets			$35,657,505	100.00%

September 30, 2016
Investment in Gold	30,515.8	$37,872,834	$40,357,092	100.16%

Total Investment		$37,872,834	$40,357,092	100.16%
Liabilities in excess of other assets			(63,645)	(0.16)%

Net Assets			$40,293,447	100.00%

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2017, 2016 and 2015

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015
EXPENSES
Custody fees	$—	$—	$15,395
Trustee fees	—	—	1,584
Sponsor fees	136,084	127,076	53,960
Marketing agent fees	—	—	33,636
Other expenses	—	—	9,535

Total expenses	136,084	127,076	114,110

Fees reduced	—	—	(4,096)

Net expenses	136,084	127,076	110,014

Net investment loss	(136,084)	(127,076)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	252	614	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	(222,162)	(6,601)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,535,978)	5,084,486	(2,122,974)

Net realized and change in unrealized gain/(loss) on investment in gold	(1,757,888)	5,078,499	(2,575,188)

Net income/(loss)	$(1,893,972)	$4,951,423	$(2,685,202)

Net income/(loss) per share	$(6.59)	$18.36	$(11.10)

Weighted average number of shares (in 000’s)	287,348	269,742	241,858

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flows

For the years ended September 30, 2017, 2016 and 2015

(Amounts in 000’s of US$)	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015
INCREASE / DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$137,548	$122,393	$115,174
Expenses paid	(137,548)	(122,393)	(115,174)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$11,161,181	$20,949,847	$6,447,849

Value of gold distributed for redemption of shares — net of gold payable	$13,953,611	$10,052,178	$9,247,346

(Amount in 000’s of US$)	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(1,893,972)	$4,951,423	$(2,685,202)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	137,548	122,393	115,174
Net realized (gain)/loss from investment in gold sold to pay expenses	(252)	(614)	5,170
Net realized (gain)/loss from gold distributed for the redemption of shares	222,162	6,601	447,044
Net change in unrealized (appreciation)/depreciation on investment in gold	1,535,978	(5,084,486)	2,122,974
Increase/(Decrease) in accounts payable to Sponsor	(1,464)	4,683	(5,160)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the years ended September 30, 2017, 2016 and 2015

(Amounts in 000’s of US$)	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015
Net Assets – Opening Balance	$40,293,447	$24,612,170	$30,096,869
Creations	11,161,181	20,832,493	6,447,849
Redemptions	(13,903,151)	(10,102,639)	(9,247,346)
Net investment loss	(136,084)	(127,076)	(110,014)
Net realized gain/(loss) from investment in gold sold to pay expenses	252	614	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	(222,162)	(6,601)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,535,978)	5,084,486	(2,122,974)

Net Assets – Closing Balance	$35,657,505	$40,293,447	$24,612,170

See notes to the financial statements.

SPDR® GOLD TRUST

Notes to the Financial Statements

1     Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 (“Date of Inception”) under New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) in minimum denominations of 100,000 Shares, (also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC, or WGTS is the sponsor of the Trust, or Sponsor.

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

2    Significant accounting policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1.    Basis of Accounting

The Trust is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies.

SPDR® GOLD TRUST

Notes to the Financial Statements

2.2.    Fair Value Measurement

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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 –	Inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$35,669,225	$—	$—

Total	$35,669,225	$—	$—

(Amounts in 000’s of US$) September 30, 2016	Level 1	Level 2	Level 3
Investment in Gold	$40,357,092	$—	$—

Total	$40,357,092	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2017 and 2016.

SPDR® GOLD TRUST

Notes to the Financial Statements

2.2.    Fair Value Measurement — (continued)

Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold, which started at 3:00 PM London, England time and was performed by the four members of the London Gold Fix.

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

2.3.    Custody of Gold

Effective December 22, 2014, HSBC Bank plc (the “Custodian”) assumed custodial responsibilities for the Trust from HSBC Bank USA, N.A. Gold is held by the Custodian, on behalf of the Trust. During the years ended September 30, 2017 and September 30, 2015, no gold was held by a subcustodian. Gold was held by a subcustodian (the Bank of England) during the period January through March 2016, and the greatest amount of gold held during such period was approximately 29 tonnes, or approximately 3.8% of the Trust’s gold.

SPDR® GOLD TRUST

Notes to the Financial Statements

2.4    Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2017	Sep-30, 2016
Gold receivable	$—	$—

2.5    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2017	Sep-30, 2016
Gold payable	$—	$50,461

2.6    Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets as of September 30, 2017, 2016 and 2015, respectively. Changes in the Shares for the years ended September 30, 2017, 2016 and 2015 are as follows:

(All amounts are in 000’s)	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015
Activity in Number of Shares Issued and Outstanding:
Creations	92,500	174,700	55,100
Redemptions	(119,400)	(86,000)	(81,700)

Net increase/(decrease) in Number of Shares Issued and Outstanding	(26,900)	88,700	(26,600)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016	Year Ended Sep-30, 2015
Activity in Value of Shares Issued and Outstanding:
Creations	$11,161,181	$20,832,493	$6,447,849
Redemptions	(13,903,151)	(10,102,639)	(9,247,346)

Net increase/(decrease) in Value of Shares Issued and Outstanding	$(2,741,970)	$10,729,854	$(2,799,497)

SPDR® GOLD TRUST

Notes to the Financial Statements

2.7    Revenue Recognition Policy

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2017 of ($1,757,888) is made up of a realized gain of $252 from the sale of gold to pay expenses, a realized loss of ($222,162) from gold distributed for the redemption of Shares, and a change in unrealized appreciation of ($1,535,978) on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2016 of $5,078,499 is made up of a realized gain of $614 from the sale of gold to pay expenses, a realized loss of ($6,601) from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $5,084,486 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2015 of ($2,575,188) is made up of a realized loss of ($5,170) from the sale of gold to pay expenses, a realized loss of ($447,044) from gold distributed for the redemption of Shares, and a change in unrealized appreciation of ($2,122,974) on investment in gold.

2.8    Income Taxes

The Trust identifies its major tax jurisdiction as the United States. The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2017 or 2016.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2017, the 2016, 2015, and 2014 tax years remain open for examination. There are no examinations in progress at period end.

SPDR® GOLD TRUST

Notes to the Financial Statements

3    Quarterly Statements of Operations

Fiscal Period Ended September 30, 2017

	Three Months Ended (unaudited)				Year Ended Sept 30, 2017
(Amounts in 000’s of US$, except per share data)	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017	Sept 30, 2017
EXPENSES
Sponsor fees	$35,918	$31,847	$34,325	$33,994	$136,084

Total expenses	35,918	31,847	34,325	33,994	136,084

Net investment loss	(35,918)	(31,847)	(34,325)	(33,994)	(136,084)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	68	(898)	444	638	252
Net realized gain/(loss) from gold distributed for the redemption of shares	(205,896)	(71,852)	45,016	10,570	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	(4,679,551)	2,317,536	(145,075)	971,112	(1,535,978)

Net realized and change in unrealized gain/(loss) on investment in gold	(4,885,379)	2,244,786	(99,615)	982,320	(1,757,888)

Net income/(loss)	$(4,921,297)	$2,212,939	$(133,940)	$948,326	$(1,893,972)

Net income/(loss) per share	$(16.10)	$7.95	$(0.47)	$3.42	$(6.59)

Weighted average number of shares (in 000’s)	305,599	278,457	287,567	277,577	287,348

SPDR® GOLD TRUST

Notes to the Financial Statements

3    Quarterly Statements of Operations — (continued)

Fiscal Period Ended September 30, 2016

	Three Months Ended (unaudited)				Year Ended Sep-30, 2016
(Amounts in 000’s of US$, except per share data)	Dec-31, 2015	Mar-31, 2016	Jun-30, 2016	Sep-30, 2016
EXPENSES
Sponsor fees	$23,818	$27,557	$34,410	$41,291	$127,076

Total expenses	23,818	27,557	34,410	41,291	127,076

Net investment loss	(23,818)	(27,557)	(34,410)	(41,291)	(127,076)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(2,820)	(953)	790	3,597	614
Net realized gain/(loss) from gold distributed for the redemption of Shares	(362,484)	1,927	31,440	322,516	(6,601)
Net change in unrealized appreciation/(depreciation) on investment in gold	(753,891)	3,823,285	2,324,127	(309,035)	5,084,486

Net realized and change in unrealized gain/(loss) on investment in gold	(1,119,195)	3,824,259	2,356,357	17,078	5,078,499

Net income/(loss)	$(1,143,013)	$3,796,702	$2,321,947	$(24,213)	$4,951,423

Net income/(loss) per share	$(5.11)	$15.51	$8.06	$(0.08)	$18.36

Weighted average number of shares (in 000’s)	223,621	244,855	287,989	322,430	269,742

4.    Related Parties - Sponsor and Trustee

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV

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

Fees are paid to the Marketing Agent for the Trust, SSGA, as compensation for services performed pursuant to the Marketing Agent Agreement, between the Sponsor and the Marketing Agent (as amended, the “Marketing Agent Agreement”).

The Marketing Agent and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Sponsor assumes the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses.

In order to pay the Trust’s expenses, the Trustee sells gold held by the Trust on an as-needed basis. Each sale of gold by the Trust is a taxable event to the Shareholders. The Sponsor’s fees were $136,084,914 and $127,076,728, respectively, for the years ending September 30, 2017 and 2016.

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

6.    Indemnification

The Sponsor, and its shareholders, members, directors, officers, employees, affiliates and subsidiaries, are indemnified by the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of its duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment by the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification by the Trust for payments it makes in

SPDR® GOLD TRUST

Notes to the Financial Statements

6.    Indemnification — (continued)

connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor is also indemnified by the Trust and held harmless against any loss, liability or expense arising under the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust.

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

SPDR® GOLD TRUST

Notes to the Financial Statements

7.    Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2017 and 2016, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016
Net Asset Value
Net asset value per Share, beginning of period	$126.15	$106.68

Net investment income/(loss)	(0.47)	(0.47)
Net Realized and Change in Unrealized Gain (Loss)	(3.77)	19.94

Net Income/(Loss)	(4.24)	19.47

Net asset value per Share, end of period	$121.91	$126.15

Market value per Share, beginning of period	125.64	106.86

Market value per Share, end of period	$121.58	$125.64

Ratio to average net assets
Net Investment Loss	(0.40)%	(0.40)%

Gross Expenses	0.40%	0.40%

Net Expenses	0.40%	0.40%

Total Return, at net asset value	(3.36)%	18.25%

Total Return, at market value	(3.23)%	17.57%

8.    Subsequent Events

The Sponsor has evaluated events through the issuance of the financial statements and determined that no events have occurred that require disclosure.