Form 10-Q
period 2017-12-31
SPDR GOLD TRUST
filed 2018-02-06
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2017

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

As of February 5, 2018, the Registrant had 285,000,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition

at December 31, 2017 (unaudited) and September 30, 2017

(Amounts in 000’s of US$ except for share data)	Dec-31, 2017	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $33,645,961 and $34,720,945 at December 31, 2017 and September 30, 2017, respectively)	$34,910,000	$35,669,225

Total Assets	$34,910,000	$35,669,225

LIABILITIES
Accounts payable to Sponsor	$11,618	$11,720

Total Liabilities	11,618	11,720

Net Assets	$34,898,382	$35,657,505

Shares issued and outstanding(1)	283,600,000	292,500,000
Net asset value per Share	$123.05	$121.91

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

December 31, 2017

(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	26,926.3	$33,645,961	$34,910,000	100.03%

Total Investment		$33,645,961	$34,910,000	100.03%
Liabilities in excess of other assets			(11,618)	(0.03)%

Net Assets			$34,898,382	100.00%

September 30, 2017

Investment in Gold	27,799.3	$34,720,945	$35,669,225	100.03%

Total Investment		$34,720,945	$35,669,225	100.03%
Liabilities in excess of other assets			(11,720)	(0.03)%

Net Assets			$35,657,505	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three months ended December 31, 2017 and 2016

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2017	Three Months Ended Dec-31, 2016
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$34,988	$35,918

Total expenses	34,988	35,918

Net investment loss	(34,988)	(35,918)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	590	68
Net realized gain/(loss) from gold distributed for the redemption of shares	38,391	(205,896)
Net change in unrealized appreciation/(depreciation) on investment in gold	315,759	(4,679,551)

Net realized and change in unrealized gain/(loss) on investment in gold	354,740	(4,885,379)

Net income/(loss)	$319,752	$(4,921,297)

Net income/(loss) per share	$1.12	$(16.10)

Weighted average number of shares (in 000’s)	286,405	305,599

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three months ended December 31, 2017 and 2016

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017	Three Months Ended Dec-31, 2016
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$35,090	$38,485
Expenses paid	(35,090)	(38,485)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$1,095,031	$1,598,340

Value of gold distributed for redemption of shares—net of gold payable	$2,173,906	$6,348,218

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017	Three Months Ended Dec-31, 2016
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$319,752	$(4,921,297)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	35,090	38,485
Net realized (gain)/loss from investment in gold sold to pay expenses	(590)	(68)
Net realized (gain)/loss from gold distributed for the redemption of shares	(38,391)	205,896
Net change in unrealized (appreciation)/depreciation on investment in gold	(315,759)	4,679,551
Increase/(Decrease) in accounts payable to Sponsor	(102)	(2,567)

Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the three months ended December 31, 2017 (unaudited) and year ended September 30, 2017

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017	Year Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$35,657,505	$40,293,447
Creations	1,095,031	11,161,181
Redemptions	(2,173,906)	(13,903,151)
Net investment loss	(34,988)	(136,084)
Net realized gain/(loss) from investment in gold sold to pay expenses	590	252
Net realized gain/(loss) from gold distributed for the redemption of shares	38,391	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	315,759	(1,535,978)

Net Assets - Closing Balance	$34,898,382	$35,657,505

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The Shares trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GLD”, providing investors with an efficient means to obtain market exposure to the price of gold bullion. The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Limited, the Hong Kong Exchanges and Clearing Limited and the Tokyo Stock Exchange.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Trustee”), does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risk of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Shares.

The statement of financial condition and schedule of investment at December 31, 2017, the statements of operations and of cash flows for the three months ended December 31, 2017 and 2016, and the statement of changes in net assets for the three months ended December 31, 2017 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) December 31, 2017	Level 1	Level 2	Level 3
Investment in Gold	$34,910,000	$—	$—

Total	$34,910,000	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$35,669,225	$—	$—

Total	$35,669,225	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2017 or for the year ended September 30, 2017.

The Trustee values the gold held by the Trust on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process as well as the overall administration and governance for the London Bullion Market Association (“LBMA”). In determining the net asset value (“NAV”) of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price is made on a particular evaluation day or if the LBMA Gold Price has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such a price is inappropriate to use as the basis for such determination.

2.3.	Custody of Gold

Gold is held by HSBC Bank plc (the “Custodian”), on behalf of the Trust. During the year ended September 30, 2017 and the quarter ended December 31, 2017, no gold was held by a subcustodian. Gold was held by a subcustodian (the Bank of England) during the period January through March 2016, and the greatest amount of gold held during such period was approximately 29 tonnes, or approximately 3.8% of the Trust’s gold.

2.4.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2017	Sep-30, 2017
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2017	Sep-30, 2017
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets as of December 31, 2017. Changes in the Shares for the three months ended December 31, 2017 and for the year ended September 30, 2017, are as follows:

(Amounts are in 000’s)	Three Months Ended Dec-31, 2017	Year Ended Sep-30, 2017
Activity in Number of Shares Issued and Outstanding:
Creations	9,100	92,500
Redemptions	(18,000)	(119,400)

Net increase/(decrease) in Number of Shares Issued and Outstanding	(8,900)	(26,900)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017	Year Ended Sep-30, 2017
Activity in Value of Shares Issued and Outstanding:
Creations	$1,095,031	$11,161,181
Redemptions	(2,173,906)	(13,903,151)

Net increase/(decrease) in Value of Shares Issued and Outstanding	$(1,078,875)	$(2,741,970)

2.7.	Revenue Recognition Policy

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three month period ended December 31, 2017 of $354,740 is made up of a realized gain of $590 from the sale of gold to pay expenses, a realized gain of $38,391 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $315,759 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three month period ended December 31, 2016 of ($4,885,379) is made up of a realized gain of $68 from the sale of gold to pay expenses, a realized loss of ($205,896) from gold distributed for the redemption of shares, and a decrease in unrealized appreciation of ($4,679,551) on investment in gold.

2.8.	Income Taxes

The Trust identifies its major tax jurisdiction as the United States. The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2017 or September 30, 2017.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2017, the 2016, 2015 and 2014 tax years remain open for examination. There are no examinations in progress at period end.

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

The Sponsor, and its shareholders, members, directors, officers, employees, affiliates and subsidiaries, are indemnified by the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of their duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment by the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification by the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor is also indemnified by the Trust and held harmless against any loss, liability or expense arising under the Marketing Agent Agreement or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust’s assets.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three month period ended December 31, 2017 and 2016, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Dec-31, 2017	Three Months Ended Dec-31, 2016
Net Asset Value
Net asset value per Share, beginning of period	$121.91	$126.15

Net investment income/(loss)	(0.12)	(0.12)
Net Realized and Change in Unrealized Gain (Loss)	1.26	(15.58)

Net Income/(Loss)	1.14	(15.70)

Net asset value per Share, end of period	$123.05	$110.45

Market value per Share, beginning of period	$121.58	$125.64

Market value per Share, end of period	$123.65	$109.61

Ratio to average net assets
Net Investment Loss(1)	(0.40)%	(0.40)%

Gross Expenses(1)	0.40%	0.40%

Net Expenses(1)	0.40%	0.40%

Total Return, at net asset value(2)	0.94%	(12.45)%

Total Return, at market value(2)	1.70%	(12.76)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

7.	Subsequent Events

The Sponsor has evaluated events through the issuance of financial statements and determined that no events have occurred that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Share price & NAV v. gold price - November 18, 2004 to December 31, 2017

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

Valuation of Gold, Definition of NAV

The Trustee values the gold held by the Trust and determines the NAV of the Trust as of the LBMA Gold Price PM on each day that the NYSE Arca is open for regular trading unless there is no LBMA Gold Price on such day or the LBMA Gold Price has not been announced by 12:00 PM New York time on such day or the Valuation Time.

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

Results of Operations

In the three months ended December 31, 2017, an additional 9,100,000 Shares (91 Baskets) were created in exchange for 864,117 ounces of gold, 18,000,000 Shares (180 Baskets) were redeemed in exchange for 1,709,416 ounces of gold, and 27,617 ounces of gold were sold to pay expenses.

At December 31, 2017, the Custodian held 26,926,340 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable with a market value of $34,910,000,119 (cost — $33,645,961,235). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

At September 30, 2017, the Custodian held 27,799,256 ounces of gold on behalf of the Trust, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $35,669,225,374 (cost —$34,720,945,067). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

On September 12, 2017, Inspectorate International Limited concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 2, 2017, Inspectorate International Limited concluded reconciliation procedures from September 12, 2017 through September 30, 2017. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At December 31, 2017, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from October 1, 2011 to December 31, 2017, and is based on the LBMA Gold Price PM when available since March 20, 2015 and previously the London PM Fix.

Daily gold price - October 1, 2011 to December 31, 2017

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through December 31, 2017, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
Three months to March 31, 2015	$1,217.37	$1,295.75	Jan 22, 2015	$1,147.25	Mar 18, 2015	$1,187.00	Mar 31, 2015
Three months to June 30, 2015	$1,192.19	$1,225.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Three months to September 30, 2015	$1,123.87	$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Three months to December 31, 2015	$1,105.29	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)
Three months to March 31, 2016	$1,184.30	$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03	$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016	$1,218.75	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016	(2)
Three months to March 31, 2017	$1,219.47	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017

Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	Jul 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017
Twelve months ended December 31, 2015	$1,158.86	$1,295.75	Jan 22, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)
Twelve months ended December 31, 2016	$1,250.27	$1,366.25	Jul 06, 2016	$1,077.00	Jan 05, 2016	$1,159.10	Dec 30, 2016	(2)

Twelve months ended December 31, 2017	$1,257.15	$1,346.25	Sep 8, 2017	$1,151.00	Jan 03, 2017	$1,296.50	Dec 29, 2017	(2)
November 12, 2004 to December 31, 2017	$1,100.91	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,296.50	Dec 29, 2017	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2017, 2016 or 2015. The LBMA Gold Price AM on the last business day of December 2017, 2016 and 2015 was $1,296.50, $1,159.10 and $1,062.25, respectively. The Net Asset Value of the Trust on December 31, 2017, 2016 and 2015 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments.

Item 4.	Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting. There has been no change in the internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2017, 12,856 Baskets (1,285,600,000 Shares) have been created and 10,020 Baskets (1,002,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/17 to 10/31/17	7,100,000	.09499
11/01/17 to 11/30/17	4,900,000	.09496
12/01/17 to 12/31/17	6,000,000	.09493

Total	18,000,000	.09496

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Joseph R Cavatoni
Joseph R Cavatoni
Principal Executive Officer and Principal Financial Officer

Date: February 6, 2018

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.