Form 10-Q
period 2018-03-31
SPDR GOLD TRUST
filed 2018-05-02
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018

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

As of May 1, 2018, the Registrant had 293,900,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition

at March 31, 2018 (unaudited) and September 30, 2017

(Amounts in 000’s of US$ except for share data)	Mar-31, 2018	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $34,157,979 and $34,720,945 at March 31, 2018 and September 30, 2017, respectively)	$36,013,428	$35,669,225

Total Assets	$36,013,428	$35,669,225

LIABILITIES
Accounts payable to Sponsor	$12,156	$11,720

Total Liabilities	12,156	11,720

Net Assets	$36,001,272	$35,657,505

Shares issued and outstanding(1)	286,800,000	292,500,000
Net asset value per Share	$125.53	$121.91

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

March 31, 2018

(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	27,203.6	$34,157,979	$36,013,428	100.03%

Total Investments		$34,157,979	$36,013,428	100.03%
Liabilities in excess of other assets			(12,156)	(0.03)%

Net Assets			$36,001,272	100.00%

September 30, 2017

Investment in Gold	27,799.3	$34,720,945	$35,669,225	100.03%

Total Investments		$34,720,945	$35,669,225	100.03%
Liabilities in excess of other assets			(11,720)	(0.03)%

Net Assets			$35,657,505	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three and six months ended March 31, 2018 and 2017

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$35,233	$31,847	$70,221	$67,765

Total expenses	35,233	31,847	70,221	67,765

Net investment loss	(35,233)	(31,847)	(70,221)	(67,765)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	1,918	(898)	2,508	(830)
Net realized gain/(loss) from gold distributed for the redemption of shares	148,686	(71,852)	187,077	(277,748)
Net change in unrealized appreciation/(depreciation) on investment in gold	591,410	2,317,536	907,169	(2,362,015)

Net realized and change in unrealized gain/(loss) on investment in gold	742,014	2,244,786	1,096,754	(2,640,593)

Net income/(loss)	$706,781	$2,212,939	$1,026,533	$(2,708,358)

Net income/(loss) per share	$2.49	$7.95	$3.60	$(9.27)

Weighted average number of shares (in 000’s)	283,379	278,457	284,909	292,177

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three and six months ended March 31, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$34,694	$31,250	$69,784	$69,735
Expenses paid	(34,694)	(31,250)	(69,784)	(69,735)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$2,908,789	$3,106,702	$4,003,820	$4,705,042

Value of gold distributed for redemption of shares—net of gold payable	$2,512,680	$2,643,951	$4,686,586	$8,992,170

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$706,781	$2,212,939	$1,026,533	$(2,708,358)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	34,694	31,250	69,784	69,735
Net realized (gain)/loss from investment in gold sold to pay expenses	(1,918)	898	(2,508)	830
Net realized (gain)/loss from gold distributed for the redemption of shares	(148,686)	71,852	(187,077)	277,748
Net change in unrealized (appreciation)/depreciation on investment in gold	(591,410)	(2,317,536)	(907,169)	2,362,015
Increase/(Decrease) in accounts payable to Sponsor	539	597	437	(1,970)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the six months ended March 31, 2018 (unaudited) and year ended September 30, 2017

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2018	Year Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$35,657,505	$40,293,447
Creations	4,003,820	11,161,181
Redemptions	(4,686,586)	(13,903,151)
Net investment loss	(70,221)	(136,084)
Net realized gain/(loss) from investment in gold sold to pay expenses	2,508	252
Net realized gain/(loss) from gold distributed for the redemption of shares	187,077	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	907,169	(1,535,978)

Net Assets - Closing Balance	$36,001,272	$35,657,505

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The Shares trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GLD”, providing investors with an efficient means to obtain market exposure to the price of gold bullion. The Shares are also listed on the Hong Kong Exchanges and Clearing Limited, the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Limited, and the Tokyo Stock Exchange.

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

The statement of financial condition and schedule of investment at March 31, 2018, the statements of operations and of cash flows for the three and six months ended March 31, 2018 and 2017, and the statement of changes in net assets for the six months ended March 31, 2018 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2018 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year.

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

The Trust is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

2.2.	Fair Value Measurement

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, provides a single definition of fair value, a hierarchy for measuring fair value and expanded disclosures about fair value adjustments.

The Trust does not hold any derivative instruments, and its assets only consist of allocated gold bullion and, from time to time, (i) gold receivable, representing gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account and (ii) cash, which is used to pay expenses.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) March 31, 2018	Level 1	Level 2	Level 3
Investment in Gold	$36,013,428	$—	$—

Total	$36,013,428	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$35,669,225	$—	$—

Total	$35,669,225	$—	$—

There were no transfers between Level 1 and other Levels for the six months ended March 31, 2018 or for the year ended September 30, 2017.

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

Gold is held by HSBC Bank plc (the “Custodian”), on behalf of the Trust. During the year ended September 30, 2017 and the six month period ended March 31, 2018, no gold was held by a subcustodian.

2.4.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2018	Sep-30, 2017
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date

(Amounts in 000’s of US$)	Mar-31, 2018	Sep-30, 2017
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets as of March 31, 2018. Activity in the number of Shares issued and outstanding for the six months ended March 31, 2018 and for the year ended September 30, 2017, are as follows:

(Amounts are in 000’s)	Six Months Ended Mar-31, 2018	Year Ended Sep-30, 2017
Activity in Number of Shares Issued and Outstanding:
Creations	32,200	92,500
Redemptions	(37,900)	(119,400)

Net increase/(decrease) in Number of Shares Issued and Outstanding	(5,700)	(26,900)

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2018	Year Ended Sep-30, 2017
Activity in Value of Shares Issued and Outstanding:
Creations	$4,003,820	$11,161,181
Redemptions	(4,686,586)	(13,903,151)

Net increase/(decrease) in Value of Shares Issued and Outstanding	$(682,766)	$(2,741,970)

2.7.	Revenue Recognition Policy

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six month period ended March 31, 2018 of $1,096,754 is made up of a realized gain of $2,508 from the sale of gold to pay expenses, a realized gain of $187,077 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $907,169 on investment in gold.

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

The Trust identifies its major tax jurisdiction as the United States. The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2018 or September 30, 2017.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2018, the 2017, 2016 and 2015 tax years remain open for examination. There are no examinations in progress at period end.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and six month period ended March 31, 2018 and 2017, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017
Net Asset Value
Net asset value per Share, beginning of period	$123.05	$110.45	$121.91	$126.15

Net investment income/(loss)	(0.12)	(0.11)	(0.25)	(0.23)
Net Realized and Change in Unrealized Gain (Loss)	2.60	8.17	3.87	(7.41)

Net Income/(Loss)	2.48	8.06	3.62	(7.64)

Net asset value per Share, end of period	$125.53	$118.51	$125.53	$118.51

Market value per Share, beginning of period	$123.65	$109.61	$121.58	$125.64

Market value per Share, end of period	$125.79	$118.72	$125.79	$118.72

Ratio to average net assets
Net Investment Loss(1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%

Gross Expenses(1)	0.40%	0.40%	0.40%	0.40%

Net Expenses(1)	0.40%	0.40%	0.40%	0.40%

Total Return, at net asset value(2)	2.02%	7.30%	2.97%	(6.06)%

Total Return, at market value(2)	1.73%	8.31%	3.46%	(5.51)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Share price & NAV v. gold price - November 18, 2004 to March 31, 2018

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

Results of Operations

In the three months ended March 31, 2018, an additional 23,100,000 Shares (231 Baskets) were created in exchange for 2,191,366 ounces of gold, 19,900,000 Shares (199 Baskets) were redeemed in exchange for 1,887,968 ounces of gold, and 26,183 ounces of gold were sold to pay expenses.

At March 31, 2018, the Custodian held 27,203,556 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $36,013,427,615 (cost — $34,157,979,092). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

At September 30, 2017, the Custodian held 27,799,256 ounces of gold on behalf of the Trust, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $35,669,225,374 (cost —$34,720,945,067). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

On March 1, 2018, Inspectorate International Limited, or Inspectorate, concluded the annual random sample count of the Trust’s gold bullion held by the Custodian. The sample count was based on the Trust’s inventory of gold as of February 9, 2018. Inspectorate reported that there were no anomalies identified within the Trust’s gold holdings as of such date. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At March 31, 2018, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2013 to March 31, 2018, and is based on the LBMA Gold Price PM when available since March 20, 2015 and previously the London PM Fix.

Daily gold price - April 1, 2013 to March 31, 2018

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through March 31, 2018, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
Three months to June 30, 2015	$1,192.19	$1,225.00	May 14, 2015	$1,164.60	Jun 05, 2015	$1,171.00	Jun 30, 2015
Three months to September 30, 2015	$1,123.87	$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Three months to December 31, 2015	$1,105.29	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)
Three months to March 31, 2016	$1,184.30	$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03	$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016	$1,218.75	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016	(2)
Three months to March 31, 2017	$1,219.47	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	Jul 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017	(2)
Three months to March 31, 2018	$1,329.29	$1354.95	Jan 25, 2018	$1,307.75	Mar 1, 2018	$1,323.85	Mar 29, 2018

Twelve months ended March 31, 2016	$1,150.86	$1,277.50	Mar 04, 2016	$1,049.40	Dec 17, 2015	$1,237.00	Mar 31, 2016
Twelve months ended March 31, 2017	$1,258.63	$1,366.25	Jul 06, 2016	$1,125.70	Dec 20, 2016	$1,244.85	Mar 31, 2017
Twelve months ended March 31, 2018	$1,285.08	$1,354.95	Jan 25, 2018	$1,211.05	Jul 11, 2017	$1,323.85	Mar 29, 2018

November 12, 2004 to March 31, 2018	$1,105.20	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,323.85	Mar 29, 2018

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2017, 2016 or 2015. The LBMA Gold Price AM on the last business day of December 2017, 2016 and 2015 was $1,296.50, $1,159.10 and $1,062.25, respectively. The Net Asset Value of the Trust on December 31, 2017, 2016 and 2015 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K, except for the following:

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our record keeping and operations.

The Custodian, the Trustee and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2018, 13,087 Baskets (1,308,700,000 Shares) have been created and 10,219 Baskets (1,021,900,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/18 to 01/31/18	6,500,000	.09489
02/01/18 to 02/28/18	10,200,000	.09487
03/01/18 to 03/31/18	3,200,000	.09482

Total	19,900,000	.09486

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC
Sponsor of the SPDR® Gold Trust
(Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer

/s/ Laura S. Melman
Laura S. Melman
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 2, 2018

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.