Form 10-Q
period 2018-06-30
SPDR GOLD TRUST
filed 2018-08-07
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 6, 2018, the Registrant had 267,700,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition

at June 30, 2018 (unaudited) and September 30, 2017

(Amounts in 000’s of US$ except for share data)	Jun-30, 2018	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $33,240,244 and $34,720,945 at June 30, 2018 and September 30, 2017, respectively)	$33,034,479	$35,669,225

Total Assets	$33,034,479	$35,669,225

LIABILITIES
Gold payable	$106,604	$—
Accounts payable to Sponsor	11,233	11,720

Total Liabilities	117,837	11,720

Net Assets	$32,916,642	$35,657,505

Shares issued and outstanding(1)	277,900,000	292,500,000
Net asset value per Share	$118.45	$121.91

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

June 30, 2018

(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	26,418.1	$33,240,244	$33,034,479	100.36%

Total Investments		$33,240,244	$33,034,479	100.36%
Liabilities in excess of other assets			(117,837)	(0.36)%

Net Assets			$32,916,642	100.00%

September 30, 2017

Investment in Gold	27,799.3	$34,720,945	$35,669,225	100.03%

Total Investments		$34,720,945	$35,669,225	100.03%
Liabilities in excess of other assets			(11,720)	(0.03)%

Net Assets			$35,657,505	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three and nine months ended June 30, 2018 and 2017

(Amounts in 000’s of US$ except per share data)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$35,604	$34,325	$105,825	$102,090

Total expenses	35,604	34,325	105,825	102,090

Net investment loss	(35,604)	(34,325)	(105,825)	(102,090)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	1,533	444	4,041	(386)
Net realized gain/(loss) from gold distributed for the redemption of shares	74,938	45,016	262,015	(232,732)
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,061,214)	(145,075)	(1,154,045)	(2,507,090)

Net realized and change in unrealized gain/(loss) on investment in gold	(1,984,743)	(99,615)	(887,989)	(2,740,208)

Net income/(loss)	$(2,020,347)	$(133,940)	$(993,814)	$(2,842,298)

Net income/(loss) per share	$(7.01)	$(0.47)	$(3.48)	$(9.78)

Weighted average number of shares (in 000’s)	288,154	287,567	285,990	290,640

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$36,527	$34,135	$106,312	$103,870
Expenses paid	(36,527)	(34,135)	(106,312)	(103,870)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$1,514,314	$2,912,548	$5,518,134	$7,617,590

Value of gold distributed for redemption of shares—net of gold payable	$2,471,992	$2,042,643	$7,158,579	$11,034,813

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(2,020,347)	$(133,940)	$(993,814)	$(2,842,298)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	36,527	34,135	106,312	103,870
Net realized (gain)/loss from investment in gold sold to pay expenses	(1,533)	(444)	(4,041)	386
Net realized (gain)/loss from gold distributed for the redemption of shares	(74,938)	(45,016)	(262,015)	232,732
Net change in unrealized (appreciation)/depreciation on investment in gold	2,061,214	145,075	1,154,045	2,507,090
Increase/(Decrease) in accounts payable to Sponsor	(923)	190	(487)	(1,780)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the nine months ended June 30, 2018 (unaudited) and year ended September 30, 2017

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2018	Year Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$35,657,505	$40,293,447
Creations	5,518,134	11,161,181
Redemptions	(7,265,183)	(13,903,151)
Net investment loss	(105,825)	(136,084)
Net realized gain/(loss) from investment in gold sold to pay expenses	4,041	252
Net realized gain/(loss) from gold distributed for the redemption of shares	262,015	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,154,045)	(1,535,978)

Net Assets - Closing Balance	$32,916,642	$35,657,505

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The statement of financial condition and schedule of investment at June 30, 2018, the statements of operations and of cash flows for the three and nine months ended June 30, 2018 and 2017, and the statement of changes in net assets for the nine months ended June 30, 2018 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2018 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year.

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

The Trust is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification Topic 946 Financial Services—Investment Companies.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$33,034,479	$—	$—

Total	$33,034,479	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$35,669,225	$—	$—

Total	$35,669,225	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2018 or for the year ended September 30, 2017.

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

Gold is held by HSBC Bank plc (the “Custodian”), on behalf of the Trust. During the year ended September 30, 2017 and the nine month period ended June 30, 2018, no gold was held by a subcustodian.

2.4.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2018	Sep-30, 2017
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2018	Sep-30, 2017
Gold payable	$106,604	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets as of June 30, 2018. Activity in the number of Shares issued and outstanding for the nine months ended June 30, 2018 and for the year ended September 30, 2017, are as follows:

(Amounts are in 000’s)	Nine Months Ended Jun-30, 2018	Year Ended Sep-30, 2017
Activity in Number of Shares Issued and Outstanding:
Creations	44,300	92,500
Redemptions	(58,900)	(119,400)

Net increase/(decrease) in Number of Shares Issued and Outstanding	(14,600)	(26,900)

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2018	Year Ended Sep-30, 2017
Activity in Value of Shares Issued and Redeemed:
Creations	$5,518,134	$11,161,181
Redemptions	(7,265,183)	(13,903,151)

Net change	$(1,747,049)	$(2,741,970)

2.7.	Income and Expense

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine month period ended June 30, 2018 of ($887,989) is made up of a realized gain of $4,041 from the sale of gold to pay expenses, a realized gain of $262,015 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($1,154,045) on investment in gold.

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

The Trust identifies its major tax jurisdiction as the United States. The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018 or September 30, 2017.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2018, the 2017, 2016 and 2015 tax years remain open for examination. There are no examinations in progress at period end.

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

The Trust’s sole business activity is the investment of gold. Several factors could affect the price of gold including: (i) global supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; (vi) other economic variables such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations, especially those that are unexpected in nature. In addition, while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and nine month period ended June 30, 2018 and 2017, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
Net Asset Value
Net asset value per Share, beginning of period	$125.53	$118.51	$121.91	$126.15

Net investment income/(loss)	(0.12)	(0.12)	(0.37)	(0.35)
Net Realized and Change in Unrealized Gain (Loss)	(6.96)	(0.25)	(3.09)	(7.66)

Net Income/(Loss)	(7.08)	(0.37)	(3.46)	(8.01)

Net asset value per Share, end of period	$118.45	$118.14	$118.45	$118.14

Market value per Share, beginning of period	$125.79	$118.72	$121.58	$125.64

Market value per Share, end of period	$118.65	$118.02	$118.65	$118.02

Ratio to average net assets
Net Investment Loss(1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%

Gross Expenses(1)	0.40%	0.40%	0.40%	0.40%

Net Expenses(1)	0.40%	0.40%	0.40%	0.40%

Total Return, at net asset value(2)	(5.64)%	(0.31)%	(2.84)%	(6.35)%

Total Return, at market value(2)	(5.68)%	(0.59)%	(2.41)%	(6.06)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. SPDR® Gold Trust’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Share price & NAV v. gold price – November 18, 2004 to June 30, 2018

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

Results of Operations

In the three months ended June 30, 2018, an additional 12,100,000 Shares (121 Baskets) were created in exchange for 1,147,017 ounces of gold, 21,000,000 Shares (210 Baskets) were redeemed in exchange for 1,989,926 ounces of gold of which 85,253 ounces of gold were payable by the Trust in connection with the redemption of Baskets, and 27,828 ounces of gold were sold to pay expenses.

At June 30, 2018, the Custodian held 26,418,072, ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $33,034,478,376 (cost — $33,240,244,058). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

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

Cash Resources and Liquidity

At June 30, 2018, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2013 to June 30, 2018, and is based on the LBMA Gold Price PM when available since March 20, 2015 and previously the London PM Fix.

Daily gold price – July 1, 2013 to June 30, 2018

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2018, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
Three months to September 30, 2015	$1,123.87	$1,168.00	Jul 01, 2015	$1,080.80	Jul 24, 2015	$1,114.00	Sep 30, 2015
Three months to December 31, 2015	$1,105.29	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)
Three months to March 31, 2016	$1,184.30	$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03	$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016	$1,218.75	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016	(2)
Three months to March 31, 2017	$1,219.47	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	Jul 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017	(2)
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 01, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018

Twelve months ended June 30, 2016	$1,168.18	$1,324.55	Jun 27, 2016	$1,049.40	Dec 17, 2015	$1,320.75	Jun 30, 2016
Twelve months ended June 30, 2017	$1,257.77	$1,366.25	Jul 06, 2016	$1,125.70	Dec 20, 2016	$1,242.25	Jun 30, 2017
Twelve months ended June 30, 2018	$1,297.21	$1,354.95	Jan 25, 2018	$1,211.05	Jul 11, 2017	$1,250.45	Jun 29, 2018

November 12, 2004 to June 30, 2018	$1,108.85	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,250.45	Jun 29, 2018

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2017, 2016 or 2015. The LBMA Gold Price AM on the last business day of December 2017, 2016 and 2015 was $1,296.50, $1,159.10 and $1,062.25, respectively. The Net Asset Value of the Trust on December 31, 2017, 2016 and 2015 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust.

Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. As an example, the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2018, 13,208, Baskets (1,320,800,000 Shares) have been created and 10,429 Baskets (1,042,900,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/18 to 04/30/18	1,000,000	.09480
05/01/18 to 05/31/18	9,100,000	.09477
06/01/18 to 06/30/18	10,900,000	.09473

Total	21,000,000	.09476

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

The Sponsor and the Marketing Agent amended the Amended and Restated Marketing Agent Agreement on May 4, 2018 to (i) modify the intended use of the marketing budget so that such marketing budget funds the marketing of the shares of both the Trust and one or more other gold related exchange traded funds and (ii) reflect the name change of the Marketing Agent from State Street Global Markets, LLC to State Street Global Advisors Funds Distributors, LLC.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: August 7, 2018

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.