Form 10-K
period 2018-09-30
SPDR GOLD TRUST
filed 2018-11-27
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2018 as reported by the NYSE Arca, Inc. on that date: $36,076,572,000.

Number of shares of the registrant’s common stock outstanding as of November 23, 2018: 259,300,000.

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

On March 20, 2015, the LBMA Gold Price replaced the London Gold Fix. The ICE Benchmark Administration Limited, or the IBA, provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the NAV of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process, or LBMA Gold Price PM, which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. Prior to March 20, 2015, the Trustee valued the gold held by the Trust on the basis of the price of an ounce of gold set by the afternoon session of the twice daily fix of the price of an ounce of gold which started at 3:00 PM London time and was performed by the four members of the London Gold Fix. Since March 20, 2015, the Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is announced on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

As of (i) the LBMA Gold Price PM on each day that the NYSE Arca is open for regular trading or (ii) if there is no LBMA Gold Price PM on such day or the LBMA Gold Price PM has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or Valuation Time, the Trustee values the gold held by the Trust and determines the NAV of the Trust.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Focus 2018 estimates that existing above-ground stocks of gold totalled approximately 187,000 tonnes (approximately 6 billion ounces) at the end of 2017.(1)

World Gold Supply and Demand (2013—2017)

The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the Gold Focus 2018.

World Gold Supply and Demand, 2013-2017

Global Gold Summary/Demand Summary(2),(3)

Tonnes	2013	2014	2015	2016	2017
SUPPLY
Mine Production	3,075	3,150	3,216	3,275	3,292
Old Scrap	1,255	1,194	1,129	1,291	1,167
Net Hedging Supply	–	105	13	33	–
Total Supply	4,330	4,448	4,358	4,599	4,458
DEMAND
Jewellery Fabrication	2,749	2,526	2,460	1,999	2,143
Industrial Demand	350	349	332	323	333
Net Physical Investment	1,717	1,058	1,072	1,063	1,035
Net Hedging Demand	25	–	–	–	26
Net Central Bank Buying	646	584	577	390	374
Total Demand	5,487	4,517	4,440	3,775	3,911
Market Balance	(1,157)	(68)	(83)	824	548
Net Investment in ETPs	(912)	(184)	(125)	547	203
Market Balance less ETPs	(245)	116	42	277	345
Gold Price (US$/oz, London)	1,411	1,266	1,160	1,251	1,257

Source: Metals Focus Gold Focus 2018

Sources of Gold Supply

Based on data from Gold Focus 2018, gold supply averaged 4,439 tonnes (t) per year between 2013 and 2017. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine

(1)

Gold Focus 2018 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

(2)	Gold Focus 2018.
(3)	Totals may vary due to rounding.

production, which averaged approximately 3,202t per year from 2013 through 2017. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,207t annually between 2013 through 2017.

Sources of Gold Demand

Based on data from Gold Focus 2018, gold demand averaged 4,426t per year between 2013 and 2017. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 54% of the identifiable demand from 2013 through 2017 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 27%.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2013 and 2017, according to Gold Focus 2018, central bank purchases averaged 514t. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to London Bullion Market Association, or LBMA, market making are Spot (S), Forwards (F) and Options (O). There are thirteen LBMA Market Makers who provide the service in one, two or all three products. Of the thirteen LBMA Market Makers, there are six Full Market Makers and seven Market Makers. The six Full Market Makers quoting prices in all three products are: Citibank N.A., Goldman Sachs International, HSBC, JP Morgan Chase Bank, Morgan Stanley and Co. International Plc and UBS AG. The seven LBMA Market Makers who provide two-way pricing in either one or two products are: ICBC Standard Bank (S), Merrill Lynch International Plc (S, O), Societe Generale (S), Standard Chartered Bank (S, O), Bank of Nova Scotia -ScotiaMocatta (S, F), Toronto-Dominion Bank (F) and BNP Paribas SA (F).

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

Movements in the Price of Gold Since the Inception of the Trust

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2018, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

Daily Gold Price – November 18, 2004 to September 30, 2018

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

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agreed to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. The Sponsor’s fees were $136,300,485 for the year ended September 30, 2018.

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

•	Expenses of the Trustee for uncustomary and extraordinary out-of-pocket expenses and fees of the Trustee for extraordinary services performed under the Trust Indenture;

•	Certain taxes and various other governmental charges;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Any taxes or other governmental charges imposed on the Sponsor in respect of the Trust, its assets, including gold, or the SPDR® Gold Shares;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Expenses incurred in contacting Shareholders exceeding an aggregate amount for any fiscal year of $500,000;

•	Amounts for reimbursement in respect of certain claims described under “Risk Factors—The Trust’s obligation to reimburse the Marketing Agent and the Authorized Participants for certain liabilities;”

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

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC; and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody

Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Inspectorate International Limited conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on February 9, 2018. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent

State Street Global Advisors Funds Distributors, LLC (formerly State Street Global Markets, LLC), or SSGA, a wholly-owned subsidiary of State Street Corporation, acts as the Marketing Agent. The Marketing Agent is a registered broker-dealer with the SEC and is a member of FINRA. The Marketing Agent’s principal place of business is located at One Iron Street, Boston, Massachusetts 02210.

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

The global parent company of HSBC is HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England. HSBC Group had $171 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of June 30, 2018.

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

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the year ended September 30, 2016, the only time that gold was held by a subcustodian (the Bank of England) was during the period January through March 2016, and the greatest amount of gold held during such period was approximately 29 tonnes, or approximately 3.8% of the Trust’s gold. During the two years ended September 30, 2018 and 2017, the Custodian did not utilize any subcustodians on behalf of the Trust.

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

U.S. Shareholders will be required to recognize gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. U.S. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred such an expense. U.S. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. An individual may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning before January 1, 2018 and after December 31, 2025, individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Code and regulations thereunder and, if the U.S. Shareholder is an individual subject to the alternative minimum tax, may not be deductible at all.

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

•

Global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, the United States and Australia;

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

a) The Trust’s Shares are listed on NYSE Arca, Inc. under the symbol “GLD” since December 13, 2007, after a transfer from the New York Stock Exchange, or NYSE, where the Shares were listed since its initial public offering on November 18, 2004. The Shares have traded on the Mexican Stock Exchange (Bolsa Mexicana de Valores) since August 10, 2006, on the Singapore Exchange Limited since October 11, 2006, on the Tokyo Stock Exchange since June 30, 2008 and on the Hong Kong Exchanges and Clearing Limited since July 31, 2008.

The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal years ended September 30, 2018 and 2017.

	High	Low
Fiscal Year Ended September 30, 2018:
Quarter Ended
December 31, 2017	$123.82	$118.01
March 31, 2018	$128.83	$124.31
June 30, 2018	$128.11	$118.22
September 30, 2018	$119.15	$111.10

	High	Low
Fiscal Year Ended September 30, 2017:
Quarter Ended
December 31, 2016	$125.32	$107.34
March 31, 2017	$119.70	$110.47
June 30, 2017	$123.10	$116.04
September 30, 2017	$128.13	$115.28

As of October 31, 2018, there were approximately 192 DTC participating shareholders of record of the Trust.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
May 2018	$125.18	$122.29
June 2018	$123.38	$118.22
July 2018	$119.15	$115.65
August 2018	$115.14	$111.10
September 2018	$114.27	$112.05
October 2018	$116.77	$112.54
November 2018 (through November 23, 2018)	$116.65	$113.66

b) Not applicable

c)

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 876 Baskets (87,600,000 Shares) during the year ended September 30, 2018, including 287 Baskets (28,700,000 Shares) for the three months ended September 30, 2018 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
7/1/18 to 7/31/18	9,200,000	0.09472
8/1/18 to 8/31/18	15,200,000	0.09467
9/1/18 to 9/30/18	4,300,000	0.09465

TOTAL	28,700,000	0.09468

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

(Amounts in 000’s of US$)	Year ended Sep-30, 2018	Year ended Sep-30, 2017	Year ended Sep-30, 2016	Year ended Sep-30, 2015(1)	Year ended Sep-30, 2014
Net income/(loss)	$(2,619,535)	$(1,893,972)	$4,951,423	$(2,685,202)	$(230,386)
Net cash provided by operating activities	$—	$—	$—	$—	$—

Statements of Operations Data:

(Amounts, except per share, are in 000’s of US$)	Year ended Sep-30, 2018	Year ended Sep-30, 2017	Year ended Sep-30, 2016	Year ended Sep-30, 2015(1)(2)	Year ended Sep-30, 2014(3)
REVENUES
Proceeds from sales of gold to pay expenses	$—	$—	$—	$—	$135,509
Cost of gold sold to pay expenses	—	—	—	—	(129,207)

Gain on gold sold to pay expenses	—	—	—	—	6,302
Gain on gold distributed for the redemption of shares	—	—	—	—	374,322
Unrealized gain/(loss) on investment in gold	—	—	—	—	(477,254)

Total gain/(loss) on gold	—	—	—	—	(96,630)

EXPENSES
Custody fees	—	—	—	15,395	22,724
Trustee fees	—	—	—	1,584	2,000
Sponsor fees	136,300	136,084	127,076	53,960	50,158
Marketing agent fees	—	—	—	33,636	50,158
Other expenses	—	—	—	9,535	8,716

Total expenses	136,300	136,084	127,076	114,110	133,756
Fees reduced	—	—	—	(4,096)	—

Net expenses	136,300	136,084	127,076	110,014	133,756

Net investment loss	(136,300)	(136,084)	(127,076)	(110,014)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	2,987	252	614	(5,170)	—
Net realized gain/(loss) from gold distributed for the redemption of shares	147,334	(222,162)	(6,601)	(447,044)	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,633,556)	(1,535,978)	5,084,486	(2,122,974)	—

Net realized and change in unrealized gain/(loss) on investment in gold	(2,483,235)	(1,757,888)	5,078,499	(2,575,188)	—

Net income/(loss)	$(2,619,535)	$(1,893,972)	$4,951,423	$(2,685,202)	$(230,386)

Net gain/(loss) per share	$(9.35)	$(6.59)	$18.36	$(11.10)	$(0.85)

Weighted average number of shares (in 000’s)	280,153	287,348	269,742	241,858	270,245

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company.

(2)

Effective July 17, 2015, the Trust’s only recurring expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust.

(3)	Represents audited statement of operations for the year ended September 30, 2014, prior to adoption of provisions for an investment company for accounting purposes.

Statements of Financial Condition Data:

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017	Sep-30, 2016	Sep-30, 2015(1)	Sep-30, 2014(2)
ASSETS
Investment in gold	$28,331,953	$35,669,225	$40,357,092	$24,503,318	$30,250,898	(3)
Gold receivable	—	—	—	117,353	—

Total Assets	$28,331,953	$35,669,225	$40,357,092	$24,620,671	$30,250,898

LIABILITIES
Gold payable	$—	$—	$50,461	$—	$140,368
Other liabilities	9,434	11,720	13,184	8,501	13,661

Total Liabilities	9,434	11,720	63,645	8,501	154,029

Redeemable Shares:
Shares at redemption value to investors(4)					30,096,869
Shareholders’ Deficit					—

Net Assets	$28,322,519	$35,657,505	$40,293,447	$24,612,170

Total Liabilities, Redeemable Shares & Shareholders’ Equity					$30,250,898

(1)	Effective October 1, 2014, the Trust adopted the financial presentation provisions for an investment company.

(2)	Represents audited statement of financial condition as of September 30, 2014 prior to adoption of provisions for an investment company for accounting purposes.

(3)	Investment in gold was held at the lower of average cost or market value. The average cost of investment in gold was $30,728,152 at September 30, 2014.

(4)

Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 252,100,000 at September 30, 2018, 292,500,000 at September 30, 2017, 319,400,000 at September 30, 2016, 230,700,000 at September 30, 2015, and 257,300,000 at September 30, 2014.

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

Share price & NAV v. gold price - November 18, 2004 to September 30, 2018

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

Valuation of Gold, Definition of Net Asset Value

As of (i) the LBMA Gold Price on each day that the NYSE Arca is open for regular trading or (ii) if there is no LBMA Gold Price on such day or the LBMA Gold Price has not been announced by 12:00 PM New York time on such day, as of 12:00 PM New York time on such day, or the Valuation Time, the Trustee values the gold held by the Trust and determines the NAV of the Trust.

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

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains/(losses) on the Trust’s gold holdings at September 30, 2018 and 2017:

(Amount in 000’s of US$)	Sep-30, 2018	Sep-30, 2017

Investment in gold – cost	$30,017,229	34,720,945
Unrealized gain/(loss) on investment in gold	(1,685,276)	948,280

Investment in gold – market value	$28,331,953	35,669,225

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs are in 000’s of US$)	For the year ended Sep-30, 2018	For the year ended Sep-30, 2017	For the year ended Sep-30, 2016
Net realized and change in unrealized gain/(loss) on investment in gold	$(2,483,235)	$(1,757,888)	$5,078,499

Net income/(loss)	$(2,619,535)	$(1,893,972)	$4,951,423
Net cash provided by operating activities	$—	$—	$—

The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2018 of $2,483,235 is made up of a gain of $2,987 on the sale of gold to pay expenses, a realized gain of $147,334 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $2,633,556 on investment in gold.

The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2017 of $1,757,888 is made up of a gain of $252 on the sale of gold to pay expenses, a realized loss of $222,162 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $1,535,978 on investment in gold.

The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2016 of $5,078,499 is made up of a gain of $614 on the sale of gold to pay expenses, a realized loss of $6,601 on gold distributed for the redemption of Shares, and a change in unrealized appreciation of $5,084,486 on investment in gold.

Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2018	Sep-30, 2017	Sep-30, 2016
Ounces of Gold:
Opening balance	27,799.3	30,515.8	21,995.8
Creations (excluding gold receivable at September 30, 2018 – 0, September 30, 2017 – 0, and at September 30, 2016 – 0)	4,477.1	8,803.7	16,799.7
Redemptions (excluding gold payable at September 30, 2018 – 0, September 30, 2017 – 0, and at September 30, 2016 – 38.2)	(8,304.8)	(11,409.7)	(8,180.5)
Sales of gold	(108.1)	(110.5)	(99.2)

Closing balance	23,863.5	27,799.3	30,515.8

Gold price per ounce – LBMA Gold Price PM	$1,187.25	$1,283.10	$1,322.50

Market value of gold holdings	$28,331,953	$35,669,225	$40,357,092

Number of Shares (in 000’s):
Opening balance	292,500	319,400	230,700
Creations	47,200	92,500	174,700
Redemptions	(87,600)	(119,400)	(86,000)

Closing balance	252,100	292,500	319,400

On November 12, 2004, the date of formation of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2018, an additional 47,200,000 Shares (472 Baskets), were created in exchange for 4,477,136 ounces of gold, and 87,600,000 Shares (876 Baskets) were redeemed in exchange for 8,304,762 ounces of gold. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2018, the amount of gold owned by the Trust was 23,863,511 ounces, with a market value of $28,331,953,406 (cost — $30,017,228,742) based on the LBMA Gold Price PM on September 30, 2018 (in accordance with the Trust Indenture).

As at September 30, 2018, the Custodian held 23,863,511 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $28,331,953,406 (cost —$30,017,228,742). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

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

On September 12, 2018, Inspectorate International Limited concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 1, 2018, Inspectorate International Limited concluded reconciliation procedures from September 12, 2018 through September 30, 2018. The results can be found on www.spdrgoldshares.com.

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2018, 2017 and 2016. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2018, 2017 and 2016 was the same as those expenses, resulting in a zero cash balance at September 30, 2018, 2017 and 2016.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2018 and 2017 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2013 to September 30, 2018 and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

Daily Gold Price – October 1, 2013 to September 30, 2018

During the year between October 1, 2017 and September 30, 2018, the gold price based on the LBMA Gold Price PM traded between $1,178.40 per ounce (August 17, 2018) and $1,354.95 per ounce (January 25, 2018), and the average price was $1,280.65.

The average, high, low and end-of-period gold prices for the three years ended September 30, 2018, 2017 and 2016, and for the period from the Date of Inception through September 30, 2018, based on the LBMA Gold Price (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
Three months to December 31, 2015(2)	$1,105.29	$1,184.25	Oct 15, 2015	$1,049.40	Dec 17, 2015	$1,062.25	Dec 31, 2015	(2)
Three months to March 31, 2016	$1,184.30	$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03	$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016	$1,219.13	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016
Three months to March 31, 2017	$1,219.49	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	Jul 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 01, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	Jul 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Twelve months ended September 30, 2016	$1,221.44	$1,366.25	Jul 06, 2016	$1,049.40	Dec 17, 2015	$1,322.50	Sep 30, 2016
Twelve months ended September 30, 2017	$1,243.22	$1,346.25	Sep 08, 2017	$1,125.70	Dec 20, 2016	$1,283.10	Sep 29, 2017
Twelve months ended September 30, 2018	$1,280.65	$1,354.95	Jan 25, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
November 12, 2004 (the inception of the Trust) to September 30, 2018	$1,110.77	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,187.25	Sep 28, 2018

(1)

The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)

There was no LBMA Gold Price PM on the last business day of December 2015. The LBMA Gold Price AM was $1,062.25 on the last business day of December 2015. The Net Asset Value of the Trust on December 31, 2015 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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

Item 8.    Financial Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended September 30, 2018

	Three Months Ended				Year Ended Sep-30, 2018
(Amounts in 000’s of US$, except per share data)	Dec-31, 2017	Mar-31, 2018	Jun-30, 2018	Sep-30, 2018
EXPENSES
Sponsor fees	$34,988	$35,233	$35,604	$30,475	$136,300

Total expenses	34,988	35,233	35,604	30,475	136,300

Net investment loss	(34,988)	(35,233)	(35,604)	(30,475)	(136,300)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	590	1,918	1,533	(1,054)	2,987
Net realized gain/(loss) from gold distributed for the redemption of shares	38,391	148,686	74,938	(114,681)	147,334
Net change in unrealized appreciation/(depreciation) on investment in gold	315,759	591,410	(2,061,214)	(1,479,511)	(2,633,556)

Net realized and change in unrealized gain/(loss) on investment in gold	354,740	742,014	(1,984,743)	(1,595,246)	(2,483,235)

Net income/(loss)	$319,752	$706,781	$(2,020,347)	$(1,625,721)	$(2,619,535)

Net income/(loss) per share	$1.12	$2.49	$(7.01)	$(6.19)	$(9.35)

Weighted average number of shares (in 000’s)	286,405	283,379	288,154	262,833	280,153

Fiscal Period Ended September 30, 2017

	Three Months Ended				Year Ended Sep-30, 2017
(Amounts in 000’s of US$, except per share data)	Dec-31, 2016	Mar-31, 2017	Jun-30, 2017	Sep-30, 2017
EXPENSES
Sponsor fees	35,918	31,847	34,325	33,994	136,084

Total expenses	35,918	31,847	34,325	33,994	136,084

Net investment loss	(35,918)	(31,847)	(34,325)	(33,994)	(136,084)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	68	(898)	444	638	252
Net realized gain/(loss) from gold distributed for the redemption of shares	(205,896)	(71,852)	45,016	10,570	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	(4,679,551)	2,317,536	(145,075)	971,112	(1,535,978)

Net realized and change in unrealized gain/(loss) on investment in gold	(4,885,379)	2,244,786	(99,615)	982,320	(1,757,888)

Net income/(loss)	$(4,921,297)	$2,212,939	$(133,940)	$948,326	$(1,893,972)

Net income/(loss) per share	$(16.10)	$7.95	$(0.47)	$3.42	$(6.59)

Weighted average number of shares (in 000’s)	305,599	278,457	287,567	277,577	287,348

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September  30, 2018.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2018, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2018.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2018 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2018.

November 27, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders

SPDR® Gold Trust:

Opinion on Internal Control Over Financial Reporting

We have audited SPDR® Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial condition of the Trust, including the schedules of investment, as of September 30, 2018 and 2017, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the financial statements), and our report dated November 27, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The management of the Trust’s sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York

November 27, 2018

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

Joseph R. Cavatoni is the Principal Executive Officer and Laura S. Melman is the Chief Financial Officer and Treasurer of the Sponsor. The Board of Directors of the Sponsor consists of four individuals, of whom three serve on its Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

Joseph R. Cavatoni, age 50, is the Principal Executive Officer of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September 2016. Prior to that, from April 2009 to December 2015 he served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Laura S. Melman, age 51, has served as the Treasurer and Chief Operating Officer of WGC USA, Inc., an affiliate of the Sponsor, since January 22, 2018. Ms. Melman was previously employed by PIMCO LLC, from June 2012 until January 2018. During her tenure at PIMCO, Ms. Melman was Senior Vice President responsible for taxation, accounting and analytics for PIMCO’s funds and exchange traded funds (ETFs) worldwide. Ms. Melman’s responsibilities included complex product development, accounting, and taxation of financial instruments and investment strategies. Ms. Melman also served as an officer for PIMCO’s open-end and closed-end funds and ETFs. Prior to PIMCO, Ms. Melman served as Executive Director and Tax Director at J.P. Morgan Asset Management, managing tax, accounting and compliance issues for J.P. Morgan’s registered and unregistered fund products from August 2006 to June 2012. She has also served as Vice President of product development at BNY Mellon (September 2000-August 2006), where she helped to develop and launch the first exchange-traded gold trusts. Ms. Melman is listed as co-inventor of the business method patents that support the structure of exchange-traded commodity trusts. Prior to working within product development, Ms. Melman served with BNY Mellon as Vice President of taxation and fund accounting (September 1992-September 2000). Ms. Melman has also worked at PwC as a tax consultant (September 1989-September 1992) within the firm’s financial services practice. Ms. Melman earned her Bachelor of Science degree from Rutgers University and received her Master of Business Administration in Accounting from the Rutgers Graduate School of Management. She is a Certified Public Accountant.

William J. Shea, age 70, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit and Compensation Committees. Mr. Shea has served as a Director on the Board of Directors of WGC USA Asset Management Company, LLC, an affiliate of the sponsor, since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PriceWaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.

Aram Shishmanian, age 67, is the manager and has served as a Director on the Board of Directors of the Sponsor since January 2013. Mr. Shishmanian has served as a Director on the Board of Directors of WGCAM since January 2017. He has served as Chief Executive Officer of the World Gold Council, the ultimate parent of the Sponsor, since January 2009. Mr. Shishmanian was previously employed by Accenture plc, a multinational management consulting, technology services and outsourcing company. During his 27 years at Accenture and its predecessor companies from 1975 to 2003, Mr. Shishmanian held a number of leadership roles, including Global Managing Partner of the financial markets industry practice, before becoming a senior partner. He previously served as a Non-Executive Director of Resolution plc, the Senior Non-Executive Director of Victoria plc, a Non-Executive Director of a Swiss based asset-management company and several other companies. Prior to joining the World Gold Council, from 2005 to 2010, he was an independent member of the International Executive of Hogan Lovells LLP, one of the leading global law firms. He holds a Bachelor of Arts degree in Economics and a Master of Business Administration degree.

The Sponsor has concluded that Mr. Shishmanian should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions, his extensive experience as a management consultant and as a director on other boards, and the experience he has gained serving as a director of WGCAM.

Rocco Maggiotto, age 68, has served as a Director on the Board of Directors of the Sponsor since January 2013, is Chairman of the Board’s Audit Committee and a member of the Board’s Compensation Committee. Mr. Maggiotto has served as a Director on the Board of Directors of WGCAM since January 2017 and is Chairman of that board’s Audit Committee. Mr. Maggiotto is the Chief Executive Officer and Co-Founder of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit institutions. From June 2006 to 2011, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion

General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, their global industry practices, their relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda. Prior to joining Zurich, from 2005 to 2006, he was a Senior Executive Advisor in Booz Allen Hamilton’s Management Consulting practice, and continues to consult with financial institutions through the Manchester Consulting Group which he founded in 2012. Mr. Maggiotto’ s previous career has included roles as Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc. from 2002 to 2005, as well as a Senior Partner for PricewaterhouseCoopers, where he was a member of their Global Leadership Team and was Global Markets Leader upon retiring in 2002. Mr. Maggiotto was also a Vice Chairman for the former Coopers & Lybrand, Managing Partner of its New York region and Chairman of its financial services industry practice worldwide. He also developed and managed its US Financial Services Industry Management Consulting business. Before that, he was a Partner with KPMG Management Consulting Practice in New York. Prior to joining KPMG, for sixteen years, Mr. Maggiotto held management positions with Marine Midland Bank and with HSBC covering finance, operations, management information systems and corporate services. Mr. Maggiotto serves on the boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, Canisius College, Canisius High School, the Council of Governing Bodies of New York State’s private colleges and universities, and is President of the Board of The Green Mountain Academy for Life Long Learning Manchester, VT. He is also a member of the Board of Directors for Lucid Inc., a publicly traded medical device company which does business as Caliber I. D. providing medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases. Mr. Maggiotto holds a Bachelor of Arts degree in Political Science and a Master of Business Administration degree in Finance.

The Sponsor has concluded that Mr. Maggiotto should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and international public accounting firms, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGCAM.

Neal Wolkoff, age 63, has served as a Director on the Board of Directors of the Sponsor since January 2013, and is a member of the Board’s Audit Committee and Chair of the Board’s Compensation Committee. Mr. Wolkoff has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. Mr. Wolkoff is a member of the Federal Reserve Bank of Chicago Working Group on Financial Markets. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive Chairman of that board. Mr. Wolkoff has also served on the Board of Directors and Executive Committee of the National Futures Association. Mr. Wolkoff was Vice Chairman of the Board and a member of the Executive Committee of the Golda Och Academy (a Solomon Schechter School) in West Orange, NJ. He received a Bachelor of Arts degree and a Juris Doctor degree and is a member of the Bar of the State of New York.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended September 30, 2018 and 2017 were:

	Years Ended September 30,
	2018	2017
Audit fees	$323,500	$324,500
Audit-related fees	116,000	115,000

Total	$439,500	$439,500

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2018, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date
4.1	Trust Indenture dated November 12, 2004.	10-K	4.1	9/30/07
4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007.	8-K	4.1	12/13/07
4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008.	10-K	4.1.2	9/30/08
4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011.	8-K	4.1	6/1/11
4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014.	8-K	4.1	6/19/14
4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015.	8-K	4.1.5	3/20/15
4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015.	8-K	4.1.6	7/14/15
4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017.	8-K	4.1.7	9/11/17
4.2	Form of Participant Agreement.	S-1	4.2	11/8/04
4.2.1	Amendment No. 1 to Participant Agreements.	8-K	4.2	12/13/07
4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008.	10-K	4.2.2	9/30/08
4.2.3	Amendment No. 3 to Participant Agreements dated July 18, 2014.	8-K	4.2.3	7/22/14
4.2.4	Amendment No. 4 to Participant Agreements dated September 5, 2017.	10-K	4.2.4	9/30/17
4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004.	10-K	4.3	9/30/07
10.1	Second Amended and Restated Allocated Bullion Account Agreement dated July 17, 2015.	8-K	10.1	7/17/15

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date
10.2	Second Amended and Restated Unallocated Bullion Account Agreement dated July 17, 2015.	8-K	10.2	7/17/15
10.3	Form of Participant Unallocated Bullion Account Agreement.	S-1	4.2 (Attachment B)	11/8/04
10.3.1	Form of Amendment to Participant Unallocated Bullion Account Agreement dated November 26, 2007.	10-K	10.3.1	9/30/08
10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement effective May 20, 2008.	S-3	10.3.1	5/20/08
10.4	Depository Agreement dated November 11, 2004.	10-K	10.4	9/30/07
10.5	License Agreement	S-1	10.5	9/26/03
10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015.	8-K	10.6	7/17/15
10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018.	10-Q	10.6.1	8/7/18
10.8	WGC/WGTS License Agreement dated November 16, 2004.	10-K	10.8	9/30/07
10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008.	10-K	10.8.1	9/30/08
10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004.	10-K	10.10	9/30/07
10.12	SPDR Sublicense Agreement dated May 20, 2008.	10-K	10.12	9/30/08
10.13	Novation Agreement dated June 4, 2014.	8-K	10.13	11/21/14
23.1*	Consent of KPMG LLP.
23.2*	Consent of Carter Ledyard & Milburn LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date
32.2*	Certification of Chief Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WORLD GOLD TRUST SERVICES, LLC Sponsor of the SPDR® Gold Trust (Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

/s/ Laura S. Melman
Laura S. Melman Chief Financial Officer and Treasurer*

/s/ Aram Shishmanian
Aram Shishmanian Director*

/s/ William J. Shea
William J. Shea Director*

/s/ Rocco Maggiotto
Rocco Maggiotto Director*

/s/ Neal Wolkoff
Neal Wolkoff Director*

Date: November 27, 2018

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the Registrant.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and Shareholders

SPDR® Gold Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of SPDR® Gold Trust (the Trust), including the schedules of investment, as of September 30, 2018 and 2017, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 27, 2018 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of management of the Trust’s sponsor. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management of the Trust’s sponsor, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2010.

New York, New York

November 27, 2018

SPDR® GOLD TRUST

Statements of Financial Condition

at September 30, 2018 and 2017

(Amounts in 000’s of US$ except for share data)	Sep-30, 2018	Sep-30, 2017
ASSETS
Investment in Gold, at fair value (cost $30,017,229 and $34,720,945 at September 30, 2018 and 2017, respectively)	$28,331,953	$35,669,225

Total Assets	$28,331,953	$35,669,225

LIABILITIES
Accounts payable to Sponsor	$9,434	$11,720

Total Liabilities	$9,434	$11,720

Net Assets	$28,322,519	$35,657,505

Shares issued and outstanding(1)	252,100,000	292,500,000
Net asset value per Share	$112.35	$121.91

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2018
Investment in Gold	23,863.5	$30,017,229	$28,331,953	100.03%

Total Investment		$30,017,229	$28,331,953	100.03%
Liabilities in excess of other assets			(9,434)	(0.03)%

Net Assets			$28,322,519	100.00%

September 30, 2017
Investment in Gold	27,799.3	$34,720,945	$35,669,225	100.03%

Total Investment		$34,720,945	$35,669,225	100.03%
Liabilities in excess of other assets			(11,720)	(0.03)%

Net Assets			$35,657,505	100.00%

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2018, 2017 and 2016

(Amounts in 000’s of US$ except per share data)	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016
EXPENSES
Sponsor fees	$136,300	$136,084	$127,076

Total expenses	136,300	136,084	127,076

Net investment loss	(136,300)	(136,084)	(127,076)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	2,987	252	614
Net realized gain/(loss) from gold distributed for the redemption of shares	147,334	(222,162)	(6,601)
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,633,556)	(1,535,978)	5,084,486

Net realized and change in unrealized gain/(loss) on investment in gold	(2,483,235)	(1,757,888)	5,078,499

Net income/(loss)	$(2,619,535)	$(1,893,972)	$4,951,423

Net income/(loss) per share	$(9.35)	$(6.59)	$18.36

Weighted average number of shares (in 000’s)	280,153	287,348	269,742

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flows

For the years ended September 30, 2018, 2017 and 2016

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$138,586	$137,548	$122,393
Expenses paid	(138,586)	(137,548)	(122,393)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$5,853,569	$11,161,181	$20,949,847

Value of gold distributed for redemption of shares — net of gold payable	$10,569,020	$13,953,611	$10,052,178

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(2,619,535)	$(1,893,972)	$4,951,423
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	138,586	137,548	122,393
Net realized (gain)/loss from investment in gold sold to pay expenses	(2,987)	(252)	(614)
Net realized (gain)/loss from gold distributed for the redemption of shares	(147,334)	222,162	6,601
Net change in unrealized (appreciation)/depreciation on investment in gold	2,633,556	1,535,978	(5,084,486)
Increase/(Decrease) in accounts payable to Sponsor	(2,286)	(1,464)	4,683

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the years ended September 30, 2018, 2017 and 2016

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016
Net Assets – Opening Balance	$35,657,505	$40,293,447	$24,612,170
Creations	5,853,569	11,161,181	20,832,493
Redemptions	(10,569,020)	(13,903,151)	(10,102,639)
Net investment loss	(136,300)	(136,084)	(127,076)
Net realized gain/(loss) from investment in gold sold to pay expenses	2,987	252	614
Net realized gain/(loss) from gold distributed for the redemption of shares	147,334	(222,162)	(6,601)
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,633,556)	(1,535,978)	5,084,486

Net Assets – Closing Balance	$28,322,519	$35,657,505	$40,293,447

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

2.1.    Basis of Accounting

The Trust is an investment company and, therefore, applies the specialized accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Level 3 –	Inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$28,331,953	$—	$—

Total	$28,331,953	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$35,669,225	$—	$—

Total	$35,669,225	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2018 and 2017.

SPDR® GOLD TRUST

Notes to the Financial Statements

2.2.    Fair Value Measurement — (continued)

The Trustee values the gold held by the Trust on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process as well as the overall administration and governance for the London Bullion Market Association (“LBMA”). In determining the net asset value (“NAV”) of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price is made on a particular evaluation day or if the LBMA Gold Price has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such a price is inappropriate to use as the basis for such determination.

2.3.    Custody of Gold

Gold is held by HSBC Bank plc, on behalf of the Trust. During the years ended September 30, 2018 and 2017, no gold was held by a subcustodian.

2.4.    Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
Gold receivable	$—	$—

2.5.    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
Gold payable	$—	$—

SPDR® GOLD TRUST

Notes to the Financial Statements

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the years ended September 30, 2018, 2017, and 2016 are as follows:

(All amounts are in 000’s)	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016
Activity in Number of Shares Created and Redeemed:
Creations	47,200	92,500	174,700
Redemptions	(87,600)	(119,400)	(86,000)

Net Change in Number of Shares Created and Redeemed	(40,400)	(26,900)	88,700

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017	Year Ended Sep-30, 2016
Activity in Value of Shares Created and Redeemed:
Creations	$5,853,569	$11,161,181	$20,832,493
Redemptions	(10,569,020)	(13,903,151)	(10,102,639)

Net Change in Value of Shares Created and Redeemed	$(4,715,451)	$(2,741,970)	$10,729,854

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

All numbers throughout the Notes to the Financial Statements are in thousands unless otherwise noted.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2018 of ($2,483,235) is made up of a realized gain of $2,987 from the sale of gold to pay expenses, a realized gain of $147,334 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($2,633,556) on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2017 of ($1,757,888) is made up of a realized gain of $252 from the sale of gold to pay expenses, a realized loss of ($222,162) from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($1,535,978) on investment in gold.

SPDR® GOLD TRUST

Notes to the Financial Statements

2.7.    Income and Expense — (continued)

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2016 of $5,078,499 is made up of a realized gain of $614 from the sale of gold to pay expenses, a realized loss of ($6,601) from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $5,084,486 on investment in gold.

2.8.     Income Taxes

The Trust identifies its major tax jurisdiction as the United States. The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 or 2017.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2018, 2017, 2016 and 2015 tax years remain open for examination. There are no examinations in progress at period end.

2.9.    New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management does not currently expect these changes to have a material impact to future financial statements.

SPDR® GOLD TRUST

Notes to the Financial Statements

3.    Quarterly Statements of Operations

Fiscal Period Ended September 30, 2018

	Three Months Ended (unaudited)				Year ended Sep-30, 2018
(Amounts in 000’s of US$, except per share data)	Dec-31, 2017	Mar-31, 2018	Jun-30, 2018	Sep-30, 2018
EXPENSES
Sponsor fees	$34,988	$35,233	$35,604	$30,475	$136,300

Total expenses	34,988	35,233	35,604	30,475	136,300

Net investment loss	(34,988)	(35,233)	(35,604)	(30,475)	(136,300)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	590	1,918	1,533	(1,054)	2,987
Net realized gain/(loss) from gold distributed for the redemption of shares	38,391	148,686	74,938	(114,681)	147,334
Net change in unrealized appreciation/(depreciation) on investment in gold	315,759	591,410	(2,061,214)	(1,479,511)	(2,633,556)

Net realized and change in unrealized gain/(loss) on investment in gold	354,740	742,014	(1,984,743)	(1,595,246)	(2,483,235)

Net income/(loss)	$319,752	$706,781	$(2,020,347)	$(1,625,721)	$(2,619,535)

Net income/(loss) per share	$1.12	$2.49	$(7.01)	$(6.19)	$(9.35)

Weighted average number of shares (in 000’s)	286,405	283,379	288,154	262,833	280,153

SPDR® GOLD TRUST

Notes to the Financial Statements

3.    Quarterly Statements of Operations — (continued)

Fiscal Period Ended September 30, 2017

	Three Months Ended (unaudited)				Year ended Sep-30, 2017
(Amounts in 000’s of US$, except per share data)	Dec-31, 2016	Mar-31, 2017	Jun-30, 2017	Sep-30, 2017
EXPENSES
Sponsor fees	$35,918	$31,847	$34,325	$33,994	$136,084

Total expenses	35,918	31,847	34,325	33,994	136,084

Net investment loss	(35,918)	(31,847)	(34,325)	(33,994)	(136,084)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	68	(898)	444	638	252
Net realized gain/(loss) from gold distributed for the redemption of shares	(205,896)	(71,852)	45,016	10,570	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	(4,679,551)	2,317,536	(145,075)	971,112	(1,535,978)

Net realized and change in unrealized gain/(loss) on investment in gold	(4,885,379)	2,244,786	(99,615)	982,320	(1,757,888)

Net income/(loss)	$(4,921,297)	$2,212,939	$(133,940)	$948,326	$(1,893,972)

Net income/(loss) per share	$(16.10)	$7.95	$(0.47)	$3.42	$(6.59)

Weighted average number of shares (in 000’s)	305,599	278,457	287,567	277,577	287,348

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

SPDR® GOLD TRUST

Notes to the Financial Statements

7.    Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2018 and 2017, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017
Net Asset Value
Net asset value per Share, beginning of period	$121.91	$126.15

Net investment income/(loss)	(0.49)	(0.47)
Net Realized and Change in Unrealized Gain (Loss)	(9.07)	(3.77)

Net Income/(Loss)	(9.56)	(4.24)

Net asset value per Share, end of period	$112.35	$121.91

Market value per Share, beginning of period	$121.58	$125.64

Market value per Share, end of period	$112.76	$121.58

Ratio to average net assets
Net Investment Loss	(0.40)%	(0.40)%

Gross Expenses	0.40%	0.40%

Net Expenses	0.40%	0.40%

Total Return, at net asset value	(7.84)%	(3.36)%

Total Return, at market value	(7.25)%	(3.23)%