Form 10-Q
period 2018-12-31
SPDR GOLD TRUST
filed 2019-02-08
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2018

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

As of February 7, 2019, the Registrant had 273,200,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition

at December 31, 2018 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share data)	Dec-31, 2018	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $31,791,354 and $30,017,229 at December 31, 2018 and September 30, 2018, respectively)	$32,456,939	$28,331,953

Total Assets	$32,456,939	$28,331,953

LIABILITIES
Accounts payable to Sponsor	$10,490	$9,434

Total Liabilities	10,490	9,434

Net Assets	$32,446,449	$28,322,519

Shares issued and outstanding(1)	267,800,000	252,100,000
Net asset value per Share	$121.16	$112.35

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

December 31, 2018

(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	25,324.3	$31,791,354	$32,456,939	100.03%

Total Investment		$31,791,354	$32,456,939	100.03%
Liabilities in excess of other assets			(10,490)	(0.03)%

Net Assets			$32,446,449	100.00%

September 30, 2018

Investment in Gold	23,863.5	$30,017,229	$28,331,953	100.03%

Total Investment		$30,017,229	$28,331,953	100.03%
Liabilities in excess of other assets			(9,434)	(0.03)%

Net Assets			$28,322,519	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three months ended December 31, 2018 and 2017

(Amounts in 000’s of US$ except per share data)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$30,168	$34,988

Total expenses	30,168	34,988

Net investment loss	(30,168)	(34,988)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(823)	590
Net realized gain/(loss) from gold distributed for the redemption of shares	(37,588)	38,391
Net change in unrealized appreciation/(depreciation) on investment in gold	2,350,861	315,759

Net realized and change in unrealized gain/(loss) on investment in gold	2,312,450	354,740

Net income/(loss)	$2,282,282	$319,752

Net income/(loss) per share	$8.87	$1.12

Weighted average number of shares (in 000’s)	257,432	286,405

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three months ended December 31, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$29,112	$35,090
Expenses paid	(29,112)	(35,090)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$3,206,541	$1,095,031

Value of gold distributed for redemption of shares—net of gold payable	$1,364,893	$2,173,906

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$2,282,282	$319,752
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	29,112	35,090
Net realized (gain)/loss from investment in gold sold to pay expenses	823	(590)
Net realized (gain)/loss from gold distributed for the redemption of shares	37,588	(38,391)
Net change in unrealized (appreciation)/depreciation on investment in gold	(2,350,861)	(315,759)
Increase/(Decrease) in accounts payable to Sponsor	1,056	(102)

Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the three months ended December 31, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$28,322,519	$35,657,505
Creations	3,206,541	1,095,031
Redemptions	(1,364,893)	(2,173,906)
Net investment loss	(30,168)	(34,988)
Net realized gain/(loss) from investment in gold sold to pay expenses	(823)	590
Net realized gain/(loss) from gold distributed for the redemption of shares	(37,588)	38,391
Net change in unrealized appreciation/(depreciation) on investment in gold	2,350,861	315,759

Net Assets - Closing Balance	$32,446,449	$34,898,382

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The statement of financial condition and schedule of investment at December 31, 2018, the statements of operations and of cash flows for the three months ended December 31, 2018 and 2017, and the statement of changes in net assets for the three months ended December 31, 2018 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2018 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the operating results for the full fiscal year.

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

The Trust is an investment company and, therefore, applies the specialized accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 Financial Services—Investment Companies.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) December 31, 2018	Level 1	Level 2	Level 3
Investment in Gold	$32,456,939	$—	$—

Total	$32,456,939	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$28,331,953	$—	$—

Total	$28,331,953	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2018 or for the year ended September 30, 2018.

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

Gold is held by HSBC Bank plc, on behalf of the Trust. During the year ended September 30, 2018 and the three months ended December 31, 2018, no gold was held by a subcustodian.

2.4.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2018	Sep-30, 2018
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2018	Sep-30, 2018
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the three months ended December 31, 2018 and December 31, 2017 are as follows:

(All amounts are in 000’s)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
Activity in Number of Shares Created and Redeemed:
Creations	27,500	9,100
Redemptions	(11,800)	(18,000)

Net Change in Number of Shares Created and Redeemed	15,700	(8,900)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
Activity in Value of Shares Created and Redeemed:
Creations	$3,206,541	$1,095,031
Redemptions	(1,364,893)	(2,173,906)

Net Change in Value of Shares Created and Redeemed	$1,841,648	$(1,078,875)

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2018 of $2,312,450 is made up of a realized loss of ($823) from the sale of gold to pay expenses, a realized loss of ($37,588) from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $2,350,861 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2017 of $354,740 is made up of a realized gain of $590 from the sale of gold to pay expenses, a realized gain of $38,391 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $315,759 on investment in gold.

2.8.	Income Taxes

The Trust identifies its major tax jurisdiction as the United States. The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2018 or September 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2018, the 2017, 2016 and 2015 tax years remain open for examination. There are no examinations in progress at period end.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three month period ended December 31, 2018 and 2017, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
Net Asset Value
Net asset value per Share, beginning of period	$112.35	$121.91

Net investment income/(loss)	(0.12)	(0.12)
Net Realized and Change in Unrealized Gain (Loss)	8.93	1.26

Net Income/(Loss)	8.81	1.14

Net asset value per Share, end of period	$121.16	$123.05

Market value per Share, beginning of period	$112.76	$121.58

Market value per Share, end of period	$121.25	$123.65

Ratio to average net assets
Net Investment Loss(1)	(0.40)%	(0.40)%

Gross Expenses(1)	0.40%	0.40%

Net Expenses(1)	0.40%	0.40%

Total Return, at net asset value(2)	7.84%	0.94%

Total Return, at market value(2)	7.53%	1.70%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Share price & NAV v. gold price – November 18, 2004 to December 31, 2018

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

Results of Operations

In the three months ended December 31, 2018, an additional 27,500,000 Shares (275 Baskets) were created in exchange for 2,600,852 ounces of gold, 11,800,000 Shares (118 Baskets) were redeemed in exchange for 1,116,190 ounces of gold, and 23,834 ounces of gold were sold to pay expenses.

At December 31, 2018, the Custodian held 25,324,339, ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $32,456,939,387 (cost — $31,791,353,608). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

At September 30, 2018, the Custodian held 23,863,511 ounces of gold on behalf of the Trust, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $28,331,953,406 (cost — $30,017,228,742). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

On September 12, 2018, Inspectorate International Limited, or Inspectorate, concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 1, 2018, Inspectorate concluded reconciliation procedures from September 12, 2018 through September 30, 2018. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At December 31, 2018, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2014 to December 31, 2018, and is based on the LBMA Gold Price PM when available since March 20, 2015 and previously the London PM Fix.

Daily gold price – January 1, 2014 to December 31, 2018

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through December 31, 2018, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
Three months to March 31, 2016	$1,184.30	$1,277.50	Mar 04, 2016	$1,077.00	Jan 05, 2016	$1,237.00	Mar 31, 2016
Three months to June 30, 2016	$1,260.03	$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016	$1,218.75	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016	(2)
Three months to March 31, 2017	$1,219.47	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	Jul 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017	(2)
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 01, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	Jul 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 09, 2018	$1,281.65	Dec 31, 2018	(2)

Twelve months ended December 31, 2016	$1,250.27	$1,366.25	Jul 06, 2016	$1,077.00	Jan 05, 2016	$1,159.10	Dec 30, 2016	(2)
Twelve months ended December 31, 2017	$1,257.15	$1,346.25	Sep 08, 2017	$1,151.00	Jan 03, 2017	$1,296.50	Dec 29, 2017	(2)
Twelve months ended December 31, 2018	$1,268.49	$1,354.95	Jan 25, 2018	$1,178.40	Aug 17, 2018	$1,281.65	Dec 31, 2018	(2)

November 12, 2004 to December 31, 2018	$1,112.79	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,281.65	Dec 31, 2018	(2)

(1)

The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)

There was no LBMA Gold Price PM on the last business day of December 2018, 2017 or 2016. The LBMA Gold Price AM on the last business day of December 2018, 2017 and 2016 was $1,281.65, $1,296.50 and $1,159.10, respectively. The Net Asset Value of the Trust on December 31, 2018, 2017 and 2016 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2018, 13,512, Baskets (1,351,200,000 Shares) have been created and 10,834 Baskets (1,083,400,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/18 to 10/31/18	5,400,000	.09462
11/01/18 to 11/30/18	3,500,000	.09458
12/01/18 to 12/31/18	2,900,000	.09455

Total	11,800,000	.09458

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: February 8, 2019

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.