Form 10-Q
period 2019-03-31
SPDR GOLD TRUST
filed 2019-05-07
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR® Gold Trust	GLD	NYSE Arca

As of May 6, 2019, the Registrant had 251,800,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition

at March 31, 2019 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share data)	Mar-31, 2019	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $31,741,651 and $30,017,229 at March 31, 2019 and September 30, 2018, respectively)	$32,663,174	$28,331,953

Total Assets	$32,663,174	$28,331,953

LIABILITIES
Accounts payable to Sponsor	$11,017	$9,434

Total Liabilities	11,017	9,434

Net Assets	$32,652,157	$28,322,519

Shares issued and outstanding(1)	266,900,000	252,100,000
Net asset value per Share	$122.34	$112.35

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

March 31, 2019

(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	25,214.7	$31,741,651	$32,663,174	100.03%

Total Investment		$31,741,651	$32,663,174	100.03%
Liabilities in excess of other assets			(11,017)	(0.03)%

Net Assets			$32,652,157	100.00%

September 30, 2018

Investment in Gold	23,863.5	$30,017,229	$28,331,953	100.03%

Total Investment		$30,017,229	$28,331,953	100.03%
Liabilities in excess of other assets			(9,434)	(0.03)%

Net Assets			$28,322,519	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$, except for per share data)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$32,745	$35,233	$62,913	$70,221

Total expenses	32,745	35,233	62,913	70,221

Net investment loss	(32,745)	(35,233)	(62,913)	(70,221)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	1,092	1,918	269	2,508
Net realized gain/(loss) from gold distributed for the redemption of shares	120,555	148,686	82,967	187,077
Net change in unrealized appreciation/(depreciation) on investment in gold	255,938	591,410	2,606,799	907,169

Net realized and change in unrealized gain/(loss) on investment in gold	377,585	742,014	2,690,035	1,096,754

Net income/(loss)	$344,840	$706,781	$2,627,122	$1,026,533

Net income/(loss) per share	$1.28	$2.49	$9.97	$3.60

Weighted average number of shares (in 000’s)	269,552	283,379	263,425	284,909

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$32,218	$34,694	$61,330	$69,784
Expenses paid	(32,218)	(34,694)	(61,330)	(69,784)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$2,820,652	$2,908,789	$6,027,193	$4,003,820

Value of gold distributed for redemption of shares—net of gold payable	$2,959,784	$2,512,680	$4,324,677	$4,686,586

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$344,840	$706,781	$2,627,122	$1,026,533
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	32,218	34,694	61,330	69,784
Net realized (gain)/loss from investment in gold sold to pay expenses	(1,092)	(1,918)	(269)	(2,508)
Net realized (gain)/loss from gold distributed for the redemption of shares	(120,555)	(148,686)	(82,967)	(187,077)
Net change in unrealized (appreciation)/depreciation on investment in gold	(255,938)	(591,410)	(2,606,799)	(907,169)
Increase/(Decrease) in accounts payable to Sponsor	527	539	1,583	437

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Changes in Net Assets

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$32,446,449	$34,898,382	$28,322,519	$35,657,505
Creations	2,820,652	2,908,789	6,027,193	4,003,820
Redemptions	(2,959,784)	(2,512,680)	(4,324,677)	(4,686,586)
Net investment loss	(32,745)	(35,233)	(62,913)	(70,221)
Net realized gain/(loss) from investment in gold sold to pay expenses	1,092	1,918	269	2,508
Net realized gain/(loss) from gold distributed for the redemption of shares	120,555	148,686	82,967	187,077
Net change in unrealized appreciation/(depreciation) on investment in gold	255,938	591,410	2,606,799	907,169

Net Assets - Closing Balance	$32,652,157	$36,001,272	$32,652,157	$36,001,272

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The statement of financial condition and schedule of investment at March 31, 2019, and the statements of operations, changes in net assets and cash flows for the three and six months ended March 31, 2019 and 2018 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) March 31, 2019	Level 1	Level 2	Level 3
Investment in Gold	$32,663,174	$—	$—

Total	$32,663,174	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$28,331,953	$—	$—

Total	$28,331,953	$—	$—

There were no transfers between Level 1 and other Levels for the period ended March 31, 2019 or for the year ended September 30, 2018.

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

Gold is held by HSBC Bank plc, on behalf of the Trust. During the year ended September 30, 2018 and the six months ended March 31, 2019, no gold was held by a subcustodian.

2.4.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2019	Sep-30, 2018
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2019	Sep-30, 2018
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the six months ended March 31, 2019 and March 31, 2018 are as follows:

	Six Months Ended Mar-31,	Six Months Ended Mar-31,
(All amounts are in 000’s)	2019	2018
Activity in Number of Shares Created and Redeemed:
Creations	50,500	32,200
Redemptions	(35,700)	(37,900)

Net Change in Number of Shares Created and Redeemed	14,800	(5,700)

	Six Months Ended Mar-31,	Six Months Ended Mar-31,
(Amounts in 000’s of US$)	2019	2018
Activity in Value of Shares Created and Redeemed:
Creations	$6,027,193	$4,003,820
Redemptions	(4,324,677)	(4,686,586)

Net Change in Value of Shares Created and Redeemed	$1,702,516	$(682,766)

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2019 of $2,690,035 is made up of a realized gain of $269 from the sale of gold to pay expenses, a realized gain of $82,967 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $2,606,799 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2018 of $1,096,754 is made up of a realized gain of $2,508 from the sale of gold to pay expenses, a realized gain of $187,077 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $907,169 on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 or September 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2019, the 2018, 2017, and 2016 tax years remain open for examination. There are no examinations in progress at period end.

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

The Sponsor, and its shareholders, members, directors, officers, employees, affiliates and subsidiaries, are indemnified by the Trust and held harmless against certain losses, liabilities or expenses incurred in the performance of their duties under the Trust Indenture without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of the indemnified party’s obligations and duties under the Trust Indenture. Such indemnity includes payment by the Trust of the costs and expenses incurred in defending against any claim or liability under the Trust Indenture. Under the Trust Indenture, the Sponsor may be able to seek indemnification by the Trust for payments it makes in connection with the Sponsor’s activities under the Trust Indenture to the extent its conduct does not disqualify it from receiving such indemnification under the terms of the Trust Indenture. The Sponsor is also indemnified by the Trust and held harmless against any loss, liability or expense arising under the Amended and Restated Marketing Agent Agreement between the Sponsor and the Marketing Agent effective July 17, 2015, as amended, or any agreement entered into with an Authorized Participant which provides the procedures for the creation and redemption of Baskets and for the delivery of gold and any cash required for creations and redemptions insofar as such loss, liability or expense arises from any untrue statement or alleged untrue statement of a material fact contained in any written statement provided to the Sponsor by the Trustee. Any amounts payable to the Sponsor are secured by a lien on the Trust’s assets.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and six month period ended March 31, 2019 and 2018, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	Mar-31, 2019	Mar-31, 2018	Mar-31, 2019	Mar-31, 2018
Net Asset Value
Net asset value per Share, beginning of period	$121.16	$123.05	$112.35	$121.91

Net investment income/(loss)	(0.12)	(0.12)	(0.24)	(0.25)
Net Realized and Change in Unrealized Gain (Loss)	1.30	2.60	10.23	3.87

Net Income/(Loss)	1.18	2.48	9.99	3.62

Net asset value per Share, end of period	$122.34	$125.53	$122.34	$125.53

Market value per Share, beginning of period	$121.25	$123.65	$112.76	$121.58

Market value per Share, end of period	$122.01	$125.79	$122.01	$125.79

Ratio to average net assets
Net investment loss(1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%

Gross expenses(1)	0.40%	0.40%	0.40%	0.40%

Net expenses(1)	0.40%	0.40%	0.40%	0.40%

Total Return, at net asset value(2)	0.97%	2.02%	8.89%	2.97%

Total Return, at market value(2)	0.63%	1.73%	8.20%	3.46%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Share price & NAV v. gold price – November 18, 2004 to March 31, 2019

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

Valuation of Gold, Definition of NAV

The Trustee values the gold held by the Trust and determines the NAV of the Trust as of the LBMA Gold Price PM on each day that the NYSE Arca is open for regular trading unless there is no LBMA Gold Price on such day or the LBMA Gold Price has not been announced by 12:00 PM New York time on such day, or the Valuation Time.

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

Results of Operations

In the three months ended March 31, 2019, an additional 23,000,000 Shares (230 Baskets) were created in exchange for 2,173,423 ounces of gold, 23,900,000 Shares (239 Baskets) were redeemed in exchange for 2,258,261 ounces of gold, and 24,761 ounces of gold were sold to pay expenses.

At March 31, 2019, the Custodian held 25,214,740 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $32,663,174,098 (cost — $31,741,651,340). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

At September 30, 2018, the Custodian held 23,863,511 ounces of gold on behalf of the Trust, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $28,331,953,406 (cost—$30,017,228,742). Subcustodians did not hold any gold in their vaults on behalf of the Trust.

On March 11, 2019, Inspectorate International Limited, or Inspectorate, concluded the annual random sample count of the Trust’s gold bullion held by the Custodian. The sample count was based on the Trust’s inventory of gold as of February 15, 2019. Inspectorate reported that there were no anomalies identified within the Trust’s gold holdings as of such date. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At March 31, 2019, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2014 to March 31, 2019, and is based on the LBMA Gold Price PM when available since March 20, 2015 and previously the London PM Fix.

Daily gold price – April 1, 2014 to March 31, 2019

The average, high, low and end-of-period gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through March 31, 2019, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
Three months to June 30, 2016	$1,260.03	$1,324.55	Jun 27, 2016	$1,212.10	May 31, 2016	$1,320.75	Jun 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	Jul 06, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016	$1,218.75	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016	(2)
Three months to March 31, 2017	$1,219.47	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	Jul 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017	(2)
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 01, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	Jul 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 09, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019

Twelve months ended March 31, 2017	$1,258.63	$1,366.25	Jul 06, 2016	$1,125.70	Dec 20, 2016	$1,244.85	Mar 31, 2017
Twelve months ended March 31, 2018	$1,285.08	$1,354.95	Jan 25, 2018	$1,211.05	Jul 11, 2017	$1,323.85	Mar 29, 2018
Twelve months ended March 31, 2019	$1,262.09	$1,351.45	Apr 18, 2018	$1,178.40	Aug 17, 2018	$1,295.40	Mar 29, 2019

November 12, 2004 to March 31, 2019	$1,116.13	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,295.40	Mar 29, 2019

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

None.

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

c)

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2019, 13,742 Baskets (1,374,200,000 Shares) have been created and 11,073 Baskets (1,107,300,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/19 to 01/31/19	2,400,000	.09452
02/01/19 to 02/28/19	14,700,000	.09448
03/01/19 to 03/31/19	6,800,000	.09446

Total	23,900,000	.09448

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 7, 2019

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.