Form 10-Q
period 2019-06-30
SPDR GOLD TRUST
filed 2019-08-06
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended
June 30, 2019
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from

 to

Commission file number:
001-32356

SPDR
®
GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC
(Exact Name of Registrant as Specified in Its Charter)

New York	81-6124035
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o World Gold Trust Services, LLC
685 Third Ave. 27
th
Floor
New York, New York 10017
(Address of Principal Executive Offices)
(212)
317-3800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR ® Gold Trust	GLD	NYSE Arca

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
of the Exchange Act).    Yes
☐
    No
☒
As of August
5
, 2019, the Registrant had 284,600,000 Shares outstanding.

SPDR
®
GOLD TRUST

SPDR
®
 GOLD TRUST
PART I—FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition
at June 30, 2019 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share data)	Jun-30 , 2019	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $32,544,266 and $30,017,229 at June 30, 2019 and September 30, 2018, respectively)	$36,143,319	$28,331,953

Total Assets	$36,143,319	$28,331,953

LIABILITIES
Accounts payable to Sponsor	$11,062	$9,434

Gold payable	172,823	—
Total Liabilities	183,885	9,434

Net Assets	$35,959,434	$28,322,519

Shares issued and outstanding (1)	270,500,000	252,100,000
Net asset value per Share	$132.94	$112.35

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)
June 30, 2019
(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	25,651.8	$32,544,266	$36,143,319	100.51%

Total Investment		$32,544,266	$36,143,319	100.51%
Liabilities in excess of other assets			(183,885)	(0.51)%

Net Assets			$35,959,434	100.00%

September 30, 2018

Investment in Gold	23,863.5	$30,017,229	$28,331,953	100.03%

Total Investment		$30,017,229	$28,331,953	100.03%
Liabilities in excess of other assets			(9,434)	(0.03)%

Net Assets			$28,322,519	100.00%

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Operations
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$31,689	$35,604	$94,602	$105,825

Total expenses	31,689	35,604	94,602	105,825

Net investment loss	(31,689)	(35,604)	(94,602)	(105,825)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	930	1,533	1,199	4,041
Net realized gain/(loss) from gold distributed for the redemption of shares	98,484	74,938	181,451	262,015
Net change in unrealized appreciation/(depreciation) on investment in gold	2,677,530	(2,061,214)	5,284,329	(1,154,045)

Net realized and change in unrealized gain/(loss) on investment in gold	2,776,944	(1,984,743)	5,466,979	(887,989)

Net income/(loss)	$2,745,255	$(2,020,347)	$5,372,377	$(993,814)

Net income/(loss) per share	$10.68	$(7.01)	$20.56	$(3.48)

Weighted average number of shares (in 000’s)	257,056	288,154	261,302	285,990

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Cash Flows
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$31,644	$36,527	$92,974	$106,312
Expenses paid	(31,644)	(36,527)	(92,974)	(106,312)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$3,563,070	$1,514,314	$9,590,263	$5,518,134

Value of gold distributed for redemption of shares—net of gold payable	$2,828,224	$2,471,992	$7,152,902	$7,158,579

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$2,745,255	$(2,020,347)	$5,372,377	$(993,814)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	31,644	36,527	92,974	106,312
Net realized (gain)/loss from investment in gold sold to pay expenses	(930)	(1,533)	(1,199)	(4,041)
Net realized (gain)/loss from gold distributed for the redemption of shares	(98,484)	(74,938)	(181,451)	(262,015)
Net change in unrealized (appreciation)/depreciation on investment in gold	(2,677,530)	2,061,214	(5,284,329)	1,154,045
Increase/(Decrease) in accounts payable to Sponsor	45	(923)	1,628	(487)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Changes in Net Assets
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$32,652,157	$36,001,272	$28,322,519	$35,657,505
Creations	3,563,070	1,514,314	9,590,263	5,518,134
Redemptions	(3,001,048)	(2,578,597)	(7,325,725)	(7,265,183)
Net investment loss	(31,689)	(35,604)	(94,602)	(105,825)
Net realized gain/(loss) from investment in gold sold to pay expenses	930	1,533	1,199	4,041
Net realized gain/(loss) from gold distributed for the redemption of shares	98,484	74,938	181,451	262,015
Net change in unrealized appreciation/(depreciation) on investment in gold	2,677,530	(2,061,214)	5,284,329	(1,154,045)

Net Assets - Closing Balance	$35,959,434	$32,916,642	$35,959,434	$32,916,642

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Notes to the Unaudited Financial Statements
1.	Organization

The SPDR
®
Gold Trust (the “Trust”) is an investment trust formed on
November 12, 2004
(“Date of Inception”) under New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year end for the Trust is
September 30
th
. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC, or WGTS is the sponsor of the Trust, or Sponsor. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or BNYM, is the trustee of the Trust, or the Trustee. State Street Global Advisors Funds Distributors, LLC, or SSGA, is the marketing agent of the Trust, or the Marketing Agent. HSBC Bank plc, or HSBC, is the custodian of the Trust, or the Custodian.
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
The statement of financial condition and schedule of investment at June 30, 2019, and the statements of operations, changes in net assets and cash flows for the three and nine months ended June 30, 2019 and 2018 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2019 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form
10-K
for the fiscal year ended September 30, 2018. The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year.
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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$36,143,319	$—	$—

Total	$36,143,319	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$28,331,953	$—	$—

Total	$28,331,953	$—	$—

There were no transfers between Level 1 and other Levels for the period ended June 30, 2019 or for the year ended September 30, 2018.
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
Gold is held by HSBC Bank plc, on behalf of the Trust. During the year ended September 30, 2018 and the nine months ended June 30, 2019, no gold was held by a subcustodian.
2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two
business days of the trade date.

(Amounts in 000’s of US$)	Jun-30 , 2019	Sep-30, 2018
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Jun-30 , 2019	Sep-30, 2018
Gold payable	$172,823	$—

2.6.	Creations and Redemptions of Shares
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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the nine months ended June 30, 2019 and June 30, 2018 are as follows:

	Nine Months Ended Jun-30 ,	Nine Months Ended Jun-30 ,
(All amounts are in 000’s)	2019	2018
Activity in Number of Shares Created and Redeemed:
Creations	78,500	44,300
Redemptions	(60,100)	(58,900)

Net Change in Number of Shares Created and Redeemed	18,400	(14,600)

	Nine Months Ended Jun-30 ,	Nine Months Ended Jun-30 ,
(Amounts in 000’s of US$)	2019	2018
Activity in Value of Shares Created and Redeemed:
Creations	$9,590,263	$5,518,134
Redemptions	(7,325,725)	(7,265,183)

Net Change in Value of Shares Created and Redeemed	$2,264,538	$(1,747,049)

2.7.	Income and Expense (Amounts in 000’s of US$)
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
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine months ended June 30, 2019 of $5,466,979 is made up of a realized gain of $1,199 from the sale of gold to pay expenses, a realized gain of $181,451 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $5,284,329 on investment in gold.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine months ended June 30, 2018 of ($887,989) is made up of a realized gain of $4,014 from the sale of gold to pay expenses, a realized gain of $262,015 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($1,154,045) on investment in gold.

2.8.	Income Taxes
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no
reserves for uncertain tax positions are required as of June 30, 2019 or September 30, 2018.

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
30
,
2019
, the
2018
,
2017
, and
2016
tax years remain open for examination. There are no examinations in progress at period end.
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
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and nine month period ended June 30, 2019 and 2018, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Jun-30 , 2019	Jun-30 , 2018	Jun-30 , 2019	Jun-30 , 2018
Net Asset Value
Net asset value per Share, beginning of period	$122.34	$125.53	$112.35	$121.91

Net investment income/(loss)	(0.12)	(0.12)	(0.36)	(0.37)
Net Realized and Change in Unrealized Gain/(Loss)	10.72	(6.96)	20.95	(3.09)

Net Income/(Loss)	10.60	(7.08)	20.59	(3.46)

Net asset value per Share, end of period	$132.94	$118.45	$132.94	$118.45
Market value per Share, beginning of period	$122.01	$125.79	$112.76	$121.58
Market value per Share, end of period	$133.20	$118.65	$133.20	$118.65
Ratio to average net assets
Net Investment loss (1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Gross expenses (1)	0.40%	0.40%	0.40%	0.40%
Net expenses (1)	0.40%	0.40%	0.40%	0.40%
Total Return, at net asset value (2)	8.66%	(5.64)%	18.33%	(2.84)%
Total Return, at market value (2)	9.17%	(5.68)%	18.13%	(2.41)%

(1)	Percentages are annualized.

(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. SPDR
®
Gold Trust’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.
Trust Overview
SPDR
®
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
As of the date of this quarterly report, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC, and Virtu Financial BD LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.
Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE:
Share price & NAV v. gold price – November 18, 2004 to June 30, 2019

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
Inspectorate International Limited conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 11, 2019. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.
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
Results of Operations
In the three months ended June 30, 2019, an additional 28,000,000 Shares (280 Baskets) were created in exchange for 2,642,365 ounces of gold, 24,400,000 Shares (244 Baskets) were redeemed in exchange for 2,303,623 ounces of gold, and 24,386 ounces of gold were sold to pay expenses.
At June 30, 2019, the Custodian held 25,651,752 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $36,143,318,605 (cost — $32,544,266,113). Subcustodians did not hold any gold in their vaults on behalf of the Trust.
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
Cash Resources and Liquidity
At June 30, 2019, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from July 1, 2014 to June 30, 2019, and is based on the LBMA Gold Price PM when available since March 20, 2015 and previously the London PM Fix.
Daily gold price – July 1, 2014 to June 30, 2019

The average, high, low and
end-of-period
gold prices for the three and twelve month periods over the prior three years and for the period from the Date of Inception through June 30, 2019, based on the LBMA Gold Price PM (formerly the London PM Fix), were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to June 30, 2016	$1,260.03	$1,324.55	June 27, 2016	$1,212.10	May 31, 2016	$1,320.75	June 30, 2016
Three months to September 30, 2016	$1,323.40	$1,366.25	July 6, 2016	$1,308.35	Sep 16, 2016	$1,322.50	Sep 30, 2016
Three months to December 31, 2016	$1,218.75	$1,313.30	Oct 3, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016	(2)
Three months to March 31, 2017	$1,219.47	$1,257.55	Mar 27, 2017	$1,151.00	Jan 3, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	June 6, 2017	$1,220.40	May 9, 2017	$1,242.25	June 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	July 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017	(2)
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 1, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	June 29, 2018	$1,250.45	June 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,269.50	April 23, 2019	$1,409.00	June 28, 2019
Twelve months ended June 30, 2017	$1,257.77	$1,366.25	July 6, 2016	$1,125.70	Dec 20, 2016	$1,242.25	June 30, 2017
Twelve months ended June 30, 2018	$1,297.21	$1,354.95	Jan 25, 2018	$1,211.05	July 11, 2017	$1,250.45	June 29, 2018
Twelve months ended June 30, 2019	$1,262.74	$1,431.40	June 25, 2019	$1,178.40	Aug 17, 2018	$1,409.00	June 28, 2019
November 12, 2004 to June 30, 2019	$1,119.34	$1,895.00	Sep 5, 2011	$411.10	Feb 8, 2005	$1,409.00	June 28, 2019

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no LBMA Gold Price PM on the last business day of December 2018, 2017 or 2016. The LBMA Gold Price AM on the last business day of December 2018, 2017 and 2016 was $1,281.65, $1,296.50 and $1,159.10, respectively. The Net Asset Value of the Trust on December 31, 2018, 2017 and 2016 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2019, 14,022 Baskets (1,402,200,000 Shares) have been created and 11,317 Baskets (1,131,700,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/19 to 04/30/19	13,500,000	.09442
05/01/19 to 05/31/19	7,100,000	.09439
06/01/19 to 06/30/19	3,800,000	.09435

Total	24,400,000	.09431

Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Mine Safety Disclosures.

Not Applicable.
Item 5.	Other Information

None.
Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation

S-K

Exhibit No.	Description of Exhibit

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation
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
Sponsor of the SPDR ® Gold Trust
(Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer

/s/ Laura S. Melman
Laura S. Melman
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 6, 2019
*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.