Form 10-K
period 2019-09-30
SPDR GOLD TRUST
filed 2019-11-25
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-32356
SPDR
®
 GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC
(Exact name of registrant as specified in its charter)

New York	81-6124035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o World Gold Trust Services, LLC
685 Third Avenue, 27th Floor
New York
,
New York
10017
(
212
)
317-3800
(Address of principal executive offices, telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR ® Gold Shares	GLD	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.
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
of the Exchange Act).    Yes
☐
    No
☒
Aggregate market value of registrant’s common stock held by
non-affiliates
of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2019 as reported by the NYSE Arca, Inc. on that date: $32,652,157,000.
Number of shares of the registrant’s common stock outstanding as of November 22, 2019:

304,300,000
.

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

“SPDR” is a product of S&P Dow Jones Indices LLC (“SPDJI”) and has been licensed for use by State Street Corporation. Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”); Dow Jones is a registered trademark of Dow Jones Trademark Holdings LLC (“Dow Jones”); “SPDR” is a trademark of SPDJI; and these trademarks have been licensed for use by SPDJI and sublicensed for certain purposes by State Street Corporation. State Street Corporation’s financial products are not sponsored, endorsed, sold or promoted by SPDJI, Dow Jones, S&P, their respective affiliates, and none of such parties make any representation regarding the advisability of investing in such product(s) nor do they have any liability for any errors, omissions or interruptions of SPDR
®
. Further limitations that could affect investors’ rights may be found in this Annual Report.
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

i

ii

PART I
Item 1.    Business
SPDR
®
Gold Trust (the “Trust”) is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture (the “Trust Indenture”). The Trust holds gold and from time to time issues SPDR
®
Gold Shares (the “Shares”) in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC (“WGTS”) is the sponsor of the Trust (the “Sponsor”). BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”) is the trustee of the Trust (the “Trustee”). State Street Global Advisors Funds Distributors, LLC (“SSGA”) is the marketing agent of the Trust (the “Marketing Agent”). HSBC Bank plc (“HSBC”) is the custodian of the Trust (the “Custodian”).
The Sponsor of the registrant maintains an Internet website at www.spdrgoldshares.com, through which the registrant’s annual reports on Form
 10-K,
quarterly reports on Form
 10-Q,
current reports on Form
 8-K,
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.
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

•
Exchange Traded.
The Shares trade on NYSE Arca, Inc. (“NYSE Arca”) providing investors with an efficient means to buy, sell, or sell short in order to implement a variety of investment strategies. The Shares are eligible for margin accounts. The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Limited, the Hong Kong Exchanges and Clearing Limited and the Tokyo Stock Exchange.

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
The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act of 1936 (the “CEA”) as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.
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
Baskets may be created or redeemed only by Authorized Participants. An Authorized Participant is a person who: (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in the Depository Trust Company system, or DTC; (3) has entered into an agreement with the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions, or a Participant Agreement; and (4) has established an unallocated gold account with the Custodian (“Authorized Participant Unallocated Account”). Authorized Participants pay a transaction fee of $2,000 for each order to create or redeem Baskets. Authorized Participants may sell to other investors all or part of the Shares included in the Baskets they purchase from the Trust.
The ICE Benchmark Administration Limited (the “IBA”) provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the NAV of the Trust, the Trustee values the gold held by the Trust on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time.
The Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is announced on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination. In the event the Trustee and the Sponsor determine that such price is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee.
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
Gold Focus 2019
estimates that existing above-ground stocks of gold totaled approximately 191,000 tonnes (approximately 6 billion ounces) at the end of 2018.
1
World Gold Supply and Demand (2014—2018)
The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the
Gold Focus 2019.

1
Gold Focus
2019
is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

World Gold Supply and Demand, 2014-2018

Global Gold Summary/Demand Summary (2) (3)
Tonnes
SUPPLY	2014	2015	2016	2017	2018
Mine Production	3,203	3,290	3,397	3,442	3,503
Old Scrap	1,188	1,121	1,282	1,156	1,168
Net Hedging Supply	105	13	33	0	0
Total Supply	4,496	4,424	4,712	4,598	4,671
DEMAND
Jewelry Fabrication	2,543	2,478	2,017	2,255	2,282
Industrial Demand	348	332	323	333	335
Net Physical Investment	1,060	1,072	1,061	1,036	1,078
Net Hedging Demand	0	0	0	24	12
Net Central Bank Buying	584	577	390	377	657
Total Demand	4,535	4,458	3,791	4,025	4,364
Market Balance	-40	-34	921	573	307
Net Investment in ETFs	-173	-122	575	206	70
Market Balance less ETFs	133	88	346	366	237
Nominal Gold Price (US $/oz, PM Fix/LBMA Gold Price PM)	1,266	1,160	1,251	1,257	1,268

Source: Metals Focus Gold Focus 2019

Sources of Gold Supply
Based on data from
Gold Focus 2019
, gold supply averaged 4,580 tonnes (“t”) per year between 2014 and 2018. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,367t per year from 2014 through 2018. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,183t annually between 2014 through 2018.
Sources of Gold Demand
Based on data from
Gold Focus 2019
, gold demand averaged 4,235t per year between 2014 and 2018. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 55% of the identifiable demand from 2014 through 2018 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 25%.
Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.
Between 2014 and 2018, according to
Gold Focus 2019
, central bank purchases averaged 517t. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

2	Gold Focus 2019.

3	Totals may vary due to rounding.

Operation of the Gold Bullion Market
The global trade in gold consists of
over-the-counter,
or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.
Global
Over-the-Counter
Market
The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal
basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to LBMA market making are Spot (S), Forwards (F) and Options (O). There are twelve LBMA Market Makers who provide the service in one, two or all three products.

Member	Membership Type	Spot (S)	Forwards (F)	Options (O)
Citibank N A	Full Market Makers	x	x	x
Goldman Sachs International	Full Market Makers	x	x	x
HSBC	Full Market Makers	x	x	x
JP Morgan Chase Bank	Full Market Makers	x	x	x
Morgan Stanley & Co International Plc	Full Market Makers	x	x	x
UBS AG	Full Market Makers	x	x	x
BNP Paribas	Market Makers		x
ICBC Standard Bank	Market Makers	x
Merrill Lynch International	Market Makers	x		x
Standard Chartered Bank	Market Makers	x		x
The Bank of Nova Scotia	Market Makers	x	x
Toronto-Dominion Bank	Market Makers		x

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
Liquidity in the OTC market can vary from time to time during the course of the
24-hour
trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the difference between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the Commodity Exchange Inc. (the “COMEX”).
The London Bullion Market
Although the market for physical gold is global, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its

4	http://www.lbma.org.uk/about-membership

regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.
The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as
400-
ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar.
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
The Financial Conduct Authority (the “FCA”) in the U.K. regulates the LBMA Gold Price.
Futures Exchanges
The most significant gold futures exchange is the COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974, and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange (the “TOCOM”) is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both the COMEX and the TOCOM operate through a central clearance system, and in each case, the exchange acts as a counterparty for each member for clearing purposes.
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

Movements in the Price of Gold Since the Inception of the Trust
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2019, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

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
Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act of 1933, as amended (the “Securities Act”). As of the date of this annual report, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC and Virtu Americas LLC are our Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.
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
The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agreed to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. The Sponsor’s fees were $135,175,043 for the year ended September 30, 2019.
In addition, the following expenses may be accrued and paid by the Trust:
•	Expenses and other charges of the Custodian payable by the Trustee on behalf of the Trust under the Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement (including (1) any relevant taxes, duties and governmental charges; and (2) the obligation to indemnify the Custodian) and, subject to the prior written approval of the Sponsor, (A) other expenses and charges for the custody, deposit or delivery of gold and services related to the custody and safekeeping of gold; and (B) expenses and charges charged by other custodians pursuant to a Custody Agreement;

•	Expenses of the Trustee for uncustomary and extraordinary out-of-pocket expenses and fees of the Trustee for extraordinary services performed under the Trust Indenture;

•	Certain taxes and various other governmental charges;

•	Various taxes and governmental charges and any taxes, fees and charges payable by the Trustee with respect to the creation or redemption of Baskets;

•	Any taxes or other governmental charges imposed on the Sponsor in respect of the Trust, its assets, including gold, or the Shares;

•	Expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of Shareholders;

•	Amounts for indemnification of the Trustee or the Sponsor as permitted under the Trust Indenture;

•	Expenses incurred in contacting Shareholders exceeding an aggregate amount for any fiscal year of $500,000;

•	Amounts for reimbursement in respect of certain claims described under “Risk Factors—The Trust’s obligation to reimburse the Marketing Agent and the Authorized Participants for certain liabilities;”

•	The amount of any legal fees and expenses (including the costs of any litigation) of (i) the Sponsor and the Trust, (ii) the Custodian and (iii) the Trustee in excess of an aggregate amount for any fiscal year of $500,000; and

•	All other expenses of the Trust not otherwise assumed by the Sponsor under the Trust Indenture.

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
The Trustee is generally responsible for the
day-to-day
administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC; and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Inspectorate International Limited conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on February 15, 2019. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.
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
The Marketing Agent’s Role and the Marketing Agent Agreement
The Marketing Agent assists the Sponsor in: (1) developing a marketing plan for the Trust on an ongoing basis; (2) preparing marketing materials regarding the Shares, including the content of the Trust’s website; (3) executing the marketing plan for the Trust; (4) incorporating gold into its strategic and tactical exchange-traded fund research; (5) sublicensing the “SPDR
®
” trademark; and (6) assisting with certain shareholder services, such as a call center and prospectus fulfillment.
The Marketing Agent and its affiliates may from time to time become Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.
The Sponsor and the Marketing Agent entered into an Amended and Restated Marketing Agent Agreement effective July 17, 2015 (the “Marketing Agent Agreement”) which contains customary representations, warranties and covenants. In addition, the Sponsor has agreed to indemnify the Marketing Agent from and against certain liabilities, including liabilities under the Securities Act and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due.
The Marketing Agent Agreement expires on July 17, 2022 and thereafter automatically renews for successive two year periods unless terminated in accordance with that agreement by either party twelve months prior to the end of the then-current term. If the Sponsor or Marketing Agent terminates that agreement for certain reasons specified in it, the Sponsor is required to pay the Marketing Agent the present market value of the future payments the Marketing Agent would otherwise receive under that agreement over the subsequent five-year period.
License Agreement with the Marketing Agent
The Sponsor and the World Gold Council (the “WGC”) entered into a license agreement, dated as of November 16, 2004, with the Marketing Agent. Under the license agreement, the Sponsor and the WGC granted the Marketing Agent a royalty-free, worldwide,
non-exclusive,
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
SPDR Sublicense Agreement
“SPDR” is a trademark of SPDJI and has been licensed for use by the SPDR
®
Gold Trust pursuant to a SPDR Sublicense Agreement, dated May 20, 2008, between the Sponsor, the WGC, the Marketing Agent and State Street Corporation, pursuant to which the Marketing Agent and State Street Corporation granted the Sponsor and the WGC a royalty-free, worldwide, non-exclusive,
non-transferable
sublicense to use the “SPDR
®
” trademark (in accordance with the SPDR Trademark License Agreement dated as of November 29, 2006, as amended, between State Street Global Advisors, a division of State Street Bank and Trust Company, and S&P), for the purpose of establishing and operating the Trust, issuing and distributing the Shares, using “SPDR” as part of the name of the Shares and listing the Shares on exchanges.
The sublicense agreement will expire upon the expiration or termination of the earlier of (i) the Marketing Agent Agreement or (ii) the SPDR
®
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
The global parent company of HSBC is HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England. HSBC Group had $178 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of June 30, 2019.
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
The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. Since March 2016, the Custodian has not utilized any subcustodians on behalf of the Trust.
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
Transfers from the Trust Unallocated Account
The Custodian transfers gold from the Trust Unallocated Account only in accordance with the Trustee’s instructions to the Custodian. A transfer of gold from the Trust Unallocated Account may only be made, (1) by transferring gold to a third party unallocated account; (2) by transferring gold to the Trust Allocated Account; or (3) by either (A) making gold available for collection at the Custodian’s vault premises or at such other location as the Custodian may specify; or (B), if separately agreed, delivering the gold to such location as the Custodian and the Trustee agree at the Trust’s expense and risk. Any gold made available will be in a physical form which complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body, or Custody Rules, or in such other form as may be agreed between the Trustee and the Custodian, and in all cases will comprise one or more whole gold bars selected by the Custodian.

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
 2
/
3
% of the Shares outstanding may vote to remove the Trustee. The Trustee may terminate the

Trust upon the agreement of Shareholders owning at least 66
2
/
3
% of the outstanding Shares. In addition, certain amendments to the Trust Indenture require 51% or unanimous consent of the Shareholders.
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
Taxation of The Trust
The Trust is treated as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis.
Taxation of U.S. Shareholders
U.S. Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the gold held by the Trust. U.S. Shareholders also will be treated as if they directly derived their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a U.S. Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the gold held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a U.S. Shareholder that acquires its Shares by delivering gold to the Trust, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the U.S. Shareholder, and the U.S. Shareholder’s tax basis and holding period for the U.S. Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered by the U.S. Shareholder in exchange therefor. For purposes of this discussion, it is assumed that all of a U.S. Shareholder’s Shares are acquired on the same date, at the same price per Share and, except where otherwise noted, that the sole asset of the Trust is gold.
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
A redemption of some or all of a U.S. Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the U.S. Shareholder. The U.S. Shareholder’s tax basis for the gold received in the redemption generally will be the same as the U.S. Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. This is determined by multiplying the U.S. Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately prior to the redemption by a fraction, the numerator of which is the number of Shares redeemed and the denominator of which is the number of Shares held by the U.S. Shareholder immediately prior to the redemption. The U.S. Shareholder’s holding period with respect to the gold received should include the period during which the U.S. Shareholder held the Shares redeemed. A subsequent sale of the gold received by the U.S. Shareholder will be a taxable event.
Immediately after any sale or redemption of less than all of a U.S. Shareholder’s Shares, the U.S. Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will equal its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, reduced by the portion of such basis that is attributable to the Shares sold or redeemed, as addressed above.
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
Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who are Individuals
Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. However, if an individual U.S. Shareholder is otherwise subject to a rate lower than 28%, then the 28% rate does not apply and such lower rate will apply. For these purposes, a gain recognized by an individual upon the sale of an interest (such as the Shares) in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that such gain is attributable to unrealized appreciation in the value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion that the individual U.S. Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less are generally the same as those at which ordinary income is taxed. The deductibility of capital losses by an individual U.S. Shareholder is subject to limitations.
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

U.S. Shareholders will be required to recognize gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. U.S. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred such expense. U.S. Shareholders that are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. An individual U.S. Shareholder may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning after December 31, 2025, an individual U.S. Shareholder may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Code and regulations thereunder and, if the U.S. Shareholder is an individual subject to the alternative minimum tax, may not be deductible at all.
Investment by
Tax-Exempt
U.S. Shareholders
Tax-exempt
U.S. Shareholders are generally subject to U.S. federal income tax only on their unrelated business taxable income (“UBTI”). In addition, a
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
Investment by Certain Retirement Plans
Code Section 408(m) provides that the acquisition of a “collectible”—which is defined to include “any metal or gem” and “any stamp or coin”, although not gold coin described in paragraph (7), (8), (9) , or (10) of section 5112(a) of title 31, United States Code (such gold coin, a “Non-Collectible Gold Coin”) nor gold bullion of a fineness equal to or exceeding the minimum fineness that a contract market (as described in section 5 of the Commodity Exchange Act, 7 U.S.C. 7) requires for metals which may be delivered in satisfaction of a regulated futures contract if such bullion is in the physical possession of a trustee under Code Section 408(a) (such gold bullion, “Non-Collectible Gold Bullion”)—by an individual retirement account, or IRA, or a participant-directed account maintained under any plan that is tax-qualified
under Code Section 401(a), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.
The Sponsor has received a private letter ruling from the IRS concluding that a purchase of Shares by an IRA, or by a participant-directed account under a Code Section 401(a) plan (a “plan account”), will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code Section 408(m). However, if any of the Shares so purchased are distributed by the IRA or plan account to the IRA owner or plan participant, or in the event of any redemption of any Shares held by the IRA or plan account that results in the distribution to such IRA or plan account of gold that is neither Non-Collectible Gold Coin(s) nor Non-Collectible Gold Bullion, the Shares or gold so distributed will be subject to U.S. federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code Sections 408(d), 408(m) or 402. See also “ERISA and Related Considerations.”
U.S. Information Reporting and Backup Withholding for U.S. and
Non-U.S.
Shareholders
The Trustee will file certain information returns with the IRS, and provide certain tax-related
information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income/gains (if any) and expenses.
A U.S. Shareholder may be subject to U.S. backup withholding tax in certain circumstances unless it provides its taxpayer identification number (“TIN”) and complies with certain certification procedures.
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
Estate and Gift Tax Considerations for
Non-U.S.
Shareholders
Under the U.S. federal estate tax law, individuals who are neither citizens nor residents (as determined for U.S. federal estate and gift tax purposes) of the United States are subject to U.S. federal estate tax on all property that is “situated” in the U.S. at the time of death. Shares may well be considered to be situated in the U.S. for these purposes. If they are, then Shares would be includible in the U.S. gross estate of a non-resident
alien Shareholder. Currently, U.S. federal estate tax is imposed at rates of up to 40% of the fair market value of the taxable estate. The U.S. federal estate tax rate is subject to change in future years. In addition, the U.S. federal “generation-skipping transfer tax” may apply in certain circumstances. The estate of a non-resident
alien Shareholder who was resident in a country which has an estate tax treaty with the United States may be entitled to benefit from such treaty.
For
non-citizens
and
non-residents
of the United States, the U.S. federal gift tax generally applies only to gifts of tangible personal property or real property that is situated in the United States. Tangible personal property (including gold) is situated in the United States if it is physically located in the United States. Although the matter is not settled, it appears that ownership of Shares should not be considered ownership of the underlying gold for this purpose, even if that gold were held in custody in the United States. Instead, Shares should be considered intangible property, and therefore they should not be subject to U.S. federal gift tax if transferred during the
Non-U.S.
Shareholder’s lifetime.

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
ERISA and Related Considerations
The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements that are subject to ERISA or the Code, including individual retirement accounts and annuities, retirement plans for self-employed individuals, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.
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
Risks Related to Gold
Crises may motivate large-scale sales of gold which could decrease the price of gold and adversely affect an investment in the Shares.
The possibility of large-scale distress sales of gold in times of crisis may have a negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 2008 financial crisis resulted in significant sales of gold by individuals which depressed the price of gold. Crises in the future may impair gold’s price performance which would, in turn, adversely affect an investment in the Shares.

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
To the extent existing exchange traded funds (“ETFs”) or other exchange traded vehicles tracking gold markets represent a significant proportion of demand for physical gold bullion, large redemptions of the securities of these ETFs or other exchange traded vehicles could negatively affect physical gold bullion prices and the price and NAV of the Shares.
The value of the gold held by the Trust is determined using the LBMA Gold Price PM. Potential discrepancies in the calculation of the LBMA Gold Price PM, as well as any future changes to the LBMA Gold Price PM, could impact the value of the gold held by the Trust and could have an adverse effect on the value of an investment in the Shares.
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
Risks Related to the Shares
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
Investors should be aware that the gradual decline in the amount of gold represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold. The estimated ordinary operating expenses of the Trust, which accrue daily commencing after the first day of trading of the Shares, are described in “Trust Expenses.”
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
The Trustee sells gold held by the Trust to pay Trust expenses on an as-needed
basis irrespective of then-current gold prices. The Trust is not actively managed, and no attempt will be made to buy or sell gold to protect against or to take advantage of fluctuations in the price of gold. Consequently, the Trust’s gold may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.
Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended, or the protections afforded by the Commodity Exchange Act.
The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in registered investment companies. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act (the “CEA”) as administered by the Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in
CEA-regulated
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
Risks Related to the Custody of Gold
The Trust’s gold may be subject to loss, damage, theft or restriction on access.
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
General Risks
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

Market Information
The Trust’s Shares have been listed on the NYSE Arca under the symbol “GLD” since December 13, 2007, after a transfer from the New York Stock Exchange (“NYSE”) where the Shares were listed since its initial public offering on November 18, 2004. The Shares have traded on the Mexican Stock Exchange (Bolsa Mexicana de Valores) since August 10, 2006, the Singapore Exchange Limited since October 11, 2006, the Tokyo Stock Exchange since June 30, 2008 and the Hong Kong Exchanges and Clearing Limited since July 31, 2008.
Holders of Record
As of October 31, 2019, there were approximately 190 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Recent Sale of Unregistered Securities
Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 83,000,000 Shares (830 Baskets) during the year ended September 30, 2019, including 22,900,000 Shares (229 Baskets) for the three months ended September 30, 2019 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
7/1/19 to 7/31/19	6,700,000	.09433
8/1/19 to 8/31/19	7,600,000	.09430
9/1/19 to 9/30/19	8,600,000	.09427

TOTAL	22,900,000	.09430

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial Highlights

(Amounts, except per share, are in 000’s of US$)	Year ended Sep-30, 2019	Year ended Sep-30, 2018	Year ended Sep-30, 2017	Year ended Sep-30, 2016	Year ended Sep-30, 2015 (1)
Net income/(loss)	$7,250,161	$(2,619,535)	$(1,893,972)	$4,951,423	$(2,685,202)
Net cash provided by operating activities	$—	$—	$—	$—	$—

Statements of Operations Data:
EXPENSES
Custody fees	—	—	—	—	15,395
Trustee fees	—	—	—	—	1,584
Sponsor fees	135,175	136,300	136,084	127,076	53,960
Marketing agent fees	—	—	—	—	33,636
Other expenses	—	—	—	—	9,535

Total expenses	135,175	136,300	136,084	127,076	114,110
Fees reduced	—	—	—	—	(4,096)

Net expenses	135,175	136,300	136,084	127,076	110,014

Net investment loss	(135,175)	(136,300)	(136,084)	(127,076)	(110,014)

(Amounts, except per share, are in 000’s of US$)	Year ended Sep-30, 2019	Year ended Sep-30, 2018	Year ended Sep-30, 2017	Year ended Sep-30, 2016	Year ended Sep-30, 2015 (1)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	6,023	2,987	252	614	(5,170)
Net realized gain/(loss) from gold distributed for the redemption of shares	593,851	147,334	(222,162)	(6,601)	(447,044)
Net change in unrealized appreciation/(depreciation) on investment in gold	6,785,462	(2,633,556)	(1,535,978)	5,084,486	(2,122,974)

Net realized and change in unrealized gain/(loss) on investment in gold	7,385,336	(2,483,235)	(1,757,888)	5,078,499	(2,575,188)

Net income/(loss)	$7,250,161	$(2,619,535)	$(1,893,972)	$4,951,423	$(2,685,202)

Net income/(loss) per share	$27.00	$(9.35)	$(6.59)	$18.36	$(11.10)

Weighted average number of shares (in 000’s)	268,483	280,153	287,348	269,742	241,858

(1)	Effective July 17, 2015, the Trust’s only recurring expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust.

Statements of Financial Condition Data:

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018	Sep-30, 2017	Sep-30, 2016	Sep-30, 2015 (1)
ASSETS
Investment in gold	$44,169,240	$28,331,953	$35,669,225	$40,357,092	$24,503,318
Gold receivable	—	—	—	—	117,353

Total Assets	$44,169,240	$28,331,953	$35,669,225	$40,357,092	$24,620,671

LIABILITIES
Gold payable	$195,999	$—	$—	$50,461	$—
Other liabilities	14,241	9,434	11,720	13,184	8,501

Total Liabilities	210,240	9,434	11,720	63,645	8,501

Net Assets	$43,959,000	$28,322,519	$35,657,505	$40,293,447	$24,612,170

(1)	Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 314,000,000 at September 30, 2019; 252,100,000 at September 30, 2018; 292,500,000 at September 30, 2017; 319,400,000 at September 30, 2016, and 230,700,000 at September 30, 2015.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Trust Overview
SPDR
®
Gold Trust is an investment trust that was formed November 12, 2004. The Trust issues Baskets in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The Shares are designed to provide investors with a cost effective and convenient way to invest in gold.
Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE and subsequent transfer to NYSE Arca:
Share price & NAV v. gold price – November 18, 2004 to September 30, 2019

The divergence of the price of the Shares and NAV of the Shares from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.
Critical Accounting Policy
Valuation of Gold, Definition of Net Asset Value
The Trustee values the gold held by the Trust and determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is announced on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination. In the event the Trustee and the Sponsor determine that such price is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee. While we believe that the LBMA Gold Price is an appropriate indicator of the value of gold, there are other indicators that are available that could be different than the LBMA Gold Price. The use of such an alternative indicator could result in materially different fair value pricing of the gold in the Trust which could result in different market adjustments or redemption value adjustments of our outstanding redeemable Shares.
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
Inspectorate International Limited conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on February 15, 2019. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains/(losses) on the Trust’s gold holdings at September 30, 2019 and 2018:

(Amount in 000’s of US$)	Sep-30, 2019	Sep-30, 2018
Investment in gold – cost	$39,069,054	$30,017,229
Unrealized gain/(loss) on investment in gold	5,100,186	(1,685,276)

Investment in gold – market value	$44,169,240	$28,331,953

Review of Financial Results

Financial Highlights
(All amounts in the following table and the subsequent paragraphs are in 000’s of US$)	For the year ended Sep-30, 2019	For the year ended Sep-30, 2018	For the year ended Sep-30, 2017
Net realized and change in unrealized gain/(loss) on investment in gold	$7,385,336	$(2,483,235)	$(1,757,888)

Net income/(loss)	$7,250,161	$(2,619,535)	$(1,893,972)
Net cash provided by operating activities	$—	$—	$—

The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2019 is made up of a gain of $6,023 on the sale of gold to pay expenses, a realized gain of $593,851 on gold distributed for the redemption of Shares, and a change in unrealized appreciation of $6,785,462 on investment in gold.
The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2018 is made up of a gain of $2,987 on the sale of gold to pay expenses, a realized gain of $147,334 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $2,633,556 on investment in gold.
The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2017 is made up of a gain of $252 on the sale of gold to pay expenses, a realized loss of $222,162 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $1,535,978 on investment in gold.

Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2019	Sep-30, 2018	Sep-30, 2017
Ounces of Gold:
Opening balance	23,863.5	27,799.3	30,515.8
Creations (excluding gold receivable at September 30, 2019 –0, September 30, 2018 – 0, and at September 30, 2017 – 0)	13,678.0	4,477.1	8,803.7
Redemptions (excluding gold payable at September 30, 2019 –195,999, September 30, 2018 – 0, and at September 30, 2017 – 0)	(7,705.6)	(8,304.8)	(11,409.7)
Sales of gold	(98.3)	(108.1)	(110.5)

Closing balance	29,737.6	23,863.5	27,799.3

Gold price per ounce – LBMA Gold Price PM	$1,485.30	$1,187.25	$1,283.10

Market value of gold holdings	$44,169,240	$28,331,953	$35,669,225

Number of Shares (in 000’s):
Opening balance	252,100	292,500	319,400
Creations	144,900	47,200	92,500
Redemptions	(83,000)	(87,600)	(119,400)

Closing balance	314,000	252,100	292,500

On the date of inception of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2019, an additional 144,900,000 Shares (1,449 Baskets), were created in exchange for 13,677,981 ounces of gold, and 83,000,000 Shares (830 Baskets) were redeemed in exchange for 7,837,545 ounces of gold. For accounting purposes the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.
As at September 30, 2019, the amount of gold owned by the Trust was 29,737,588 ounces, with a market value of $44,169,239,649 (cost — $39,069,053,854) based on the LBMA Gold Price PM on September 30, 2019 (in accordance with the Trust Indenture).
As at September 30, 2019, the Custodian held 29,737,588 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $44,169,239,649 (cost —$39,069,053,854). Subcustodians did not hold any gold in their vaults on behalf of the Trust.
As at September 30, 2018, the amount of gold owned by the Trust was 23,863,511 ounces, with a market value of $28,331,953,406 (cost – $30,017,228,742) based on the LBMA Gold Price PM on September 30, 2018 (in accordance with the Trust Indenture).
As at September 30, 2018, the Custodian held 23,863,511 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $28,331,953,406 (cost – $30,017,228,742). Subcustodians did not hold any gold in their vaults on behalf of the Trust.
As at September 30, 2017, the amount of gold owned by the Trust was 27,799,256 ounces, with a market value of $35,669,225,374 (cost – $34,720,945,067) based on the LBMA Gold Price PM on September 30, 2017 (in accordance with the Trust Indenture).

As at September 30, 2017, the Custodian held 27,799,256 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $35,669,225,374 (cost – $34,720,945,067). Subcustodians did not hold any gold in their vaults on behalf of the Trust.
On September 19, 2019, Inspectorate International Limited concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 1, 2019, Inspectorate International Limited concluded reconciliation procedures from September 19, 2019 through September 30, 2019. The results can be found on www.spdrgoldshares.com.
Cash Flow from Operations
The Trust had no net cash flow from operations in the years ended September 30, 2019, 2018 and 2017. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2019, 2018 and 2017 was the same as those expenses, resulting in a zero cash balance at September 30, 2019, 2018 and 2017.
Off-Balance
Sheet Arrangements
The Trust is not a party to any
off-balance
sheet arrangements.
Cash Resources and Liquidity
At September 30, 2019 and 2018 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
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
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2014 to September 30, 2019 and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.
Daily Gold Price – October 1, 2014 to September 30, 2019

During the year between October 1, 2018 and September 30, 2019, the gold price based on the LBMA Gold Price PM traded between $1,185.55 per ounce (October 9, 2018) and $1,546.10 per ounce (September 4, 2019), and the average price was $1,329.69.

The average, high, low and
end-of-period
gold prices for the three years ended September 30, 2019, 2018 and 2017, and for the period from the date of inception of the Trust through September 30, 2019, based on the LBMA Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to December 31, 2016	$1,219.13	$1,313.30	Oct 03, 2016	$1,125.70	Dec 20, 2016	$1,159.10	Dec 30, 2016
Three months to March 31, 2017	$1,219.49	$1,257.55	Mar 27, 2017	$1,151.00	Jan 03, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	Jun 06, 2017	$1,220.40	May 09, 2017	$1,242.25	Jun 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 08, 2017	$1,211.05	Jul 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 01, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	Jul 09, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 09, 2018	$1,281.62	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 04, 2019	$1,388.65	Jul 05, 2019	$1,485.30	Sep 30, 2019

Twelve months ended September 30, 2017	$1,243.22	$1,346.25	Sep 08, 2017	$1,125.70	Dec 20, 2016	$1,283.10	Sep 29, 2017
Twelve months ended September 30, 2018	$1,280.65	$1,354.95	Jan 25, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Twelve months ended September 30, 2019	$1,329.69	$1,546.10	Sep 04, 2019	$1,185.55	Oct 09, 2018	$1,485.30	Sep 30, 2019

November 12, 2004 (the inception of the Trust) to September 30, 2019	$1,125.50	$1,895.00	Sep 05, 2011	$411.10	Feb 08, 2005	$1,485.30	Sep 30, 2019

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no LBMA Gold Price PM on the last business day of December 2018. The LBMA Gold Price AM was $1,281.65 on the last business day of December 2018. The Net Asset Value of the Trust on December 31, 2018 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2019.
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
Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2019, the Trust’s disclosure controls and procedures were effective.
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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
The Principal Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2019.
KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2019 included in this Form
 10-K,
as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2019.
November 25, 2019

Report of Independent Registered Public Accounting Firm
To the Sponsor, Trustee, and Shareholders
SPDR
®
Gold Trust:
Opinion on Internal Control Over Financial Reporting
We have audited SPDR
®
Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control
over financial reporting as of September 30, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial condition of the Trust, including the schedules of investment, as of September 30, 2019 and 2018, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the financial statements), and our report dated November 25, 2019 expressed an unqualified opinion on those financial statements.
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
November 25, 2019

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
Joseph R. Cavatoni is the Principal Executive Officer and Laura S. Melman is the Chief Financial Officer and Treasurer of the Sponsor. The Board of Directors of the Sponsor consists of five individuals, of whom four serve on its Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.
Joseph R. Cavatoni
,
age 51,
is the Principal Executive Officer of the Sponsor. He is also the Principal Executive Officer of WGC USA Asset Management Company, LLC (“WGCAM”) and President of WGC USA, Inc. (“WGC USA”), both affiliates of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September 2016. Prior to that, from April 2009 to December 2015 he served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.
Laura S. Melman
, age 52, is the Chief Financial Officer and Treasurer of the Sponsor. She is also the Chief Financial Officer and Treasurer of WGCAM and the Treasurer and Chief Operating Officer of WGC USA. Ms. Melman was previously employed by PIMCO LLC, from June 2012 until January 2018. During her tenure at PIMCO, Ms. Melman was Senior Vice President responsible for taxation, accounting and analytics for PIMCO’s funds and exchange traded funds (ETFs) worldwide. Ms. Melman’s responsibilities included complex product development, accounting, and taxation of financial instruments and investment strategies. Ms. Melman also served as an officer for PIMCO’s open-end
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
William J. Shea
, age 71, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has served as a Director on the Board of Directors of

WGCAM since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PriceWaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.
The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.
Rocco Maggiotto
, age 69, has served as a Director on the Board of Directors of the Sponsor since January 2013, is Chairman of the Board’s Audit Committee. Mr. Maggiotto has served as a Director on the Board of Directors of WGCAM since January 2017 and is Chairman of that board’s Audit Committee. Mr. Maggiotto is the Chief Executive Officer and
Co-Founder
of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit
institutions. From June 2006 to 2011, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, their global industry practices, their relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda. Prior to joining Zurich, from 2005 to 2006, he was a Senior Executive Advisor in Booz Allen Hamilton’s Management Consulting practice and continues to consult with financial institutions through the Manchester Consulting Group which he founded in 2012. Mr. Maggiotto’s previous career has included roles as Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc. from 2002 to 2005, as well as a Senior Partner for PricewaterhouseCoopers, where he was a member of their Global Leadership Team and was Global Markets Leader upon retiring in 2002. Mr. Maggiotto was also a Vice Chairman for the former Coopers & Lybrand, Managing Partner of its New York region and Chairman of its financial services industry practice worldwide. He also developed and managed its US Financial Services Industry Management Consulting business. Before that, he was a Partner with KPMG Management Consulting Practice in New York. Prior to joining KPMG, for sixteen years, Mr. Maggiotto held management positions with Marine Midland Bank and with HSBC covering finance, operations, management information systems and corporate services. Mr. Maggiotto serves on the boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, Canisius College, Canisius High School, the Council of Governing Bodies of New York State’s private colleges and universities, and is President of the Board of The Green Mountain Academy for Life Long Learning Manchester, VT. He is also a member of the Board of Directors for Lucid Inc., a publicly traded medical device company which does business as Caliber I. D. providing medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases. Mr. Maggiotto holds a Bachelor of Arts degree in Political Science and a Master of Business Administration degree in Finance. Mr. Maggiotto has completed his three-year term as

Director and Chairman of the Audit Committee, and will no longer serve as Director or Chairman of the Audit Committee effective January 1, 2020.

The Sponsor has concluded that Mr. Maggiotto should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and international public accounting firms, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGCAM.
Carlos Rodriguez
, age 46, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019, and is a member of the Board’s Audit Committee. Mr. Rodriguez has served as a Director on the Board of Directors of WGCAM since February 25, 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit
institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.
Mr. Rodriguez will become Chairman of the Audit Committee effective January 1, 2020.
The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as a director of WGCAM.
David Tait
, age 57, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of World Gold Council, the parent company of the Sponsor since January 2019, and as a Director on the Board of Directors of WGCAM since February 25, 2019. Prior to joining World Gold Council, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.
The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGCAM.
Neal Wolkoff
, age 64, has served as a Director on the Board of Directors of the Sponsor since January 2013, and is a member of the Board’s Audit Committee. Mr. Wolkoff has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years,

Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. Mr. Wolkoff is a member of the Federal Reserve Bank of Chicago Working Group on Financial Markets. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive
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
Item 13.
Certain Relationships and Related Transactions and Director Independence
Not applicable.

Item 14.
Principal Accounting Fees and Services
Fees for services performed by KPMG LLP for the years ended September 30, 2019 and 2018 were:

	Years Ended September 30,
	2019	2018
Audit fees	$342,100	$323,500
Audit-related fees	119,500	116,000

Total	$461,600	$439,500

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
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2019, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV
Item 15.
Exhibits and Financial Statements Schedules
1.    Financial Statements
See Index to Financial Statements on Page
 F-1
for a list of the financial statements being filed herein.
2.    Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.
3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

4.1	Trust Indenture dated November 12, 2004.	10-K	4.1	9/30/07

4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007.	8-K	4.1	12/13/07

4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008.	10-K	4.1.2	9/30/08

4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011.	8-K	4.1	6/1/11

4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014.	8-K	4.1	6/19/14

4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015.	8-K	4.1.5	3/20/15

4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015.	8-K	4.1.6	7/14/15

4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017.	8-K	4.1.7	9/11/17

4.2	Form of Participant Agreement.	S-1	4.2	11/8/04

4.2.1	Amendment No. 1 to Participant Agreements.	8-K	4.2	12/13/07

4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008.	10-K	4.2.2	9/30/08

4.2.3	Amendment No. 3 to Participant Agreements dated July 18, 2014.	8-K	4.2.3	7/22/14

4.2.4	Amendment No. 4 to Participant Agreements dated September 5, 2017.	10-K	4.2.4	9/30/17

4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004.	10-K	4.3	9/30/07

4.4*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Second Amended and Restated Allocated Bullion Account Agreement dated July 17, 2015.	8-K	10.1	7/17/15

10.2	Second Amended and Restated Unallocated Bullion Account Agreement dated July 17, 2015.	8-K	10.2	7/17/15

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.3	Form of Participant Unallocated Bullion Account Agreement.	S-1	4.2 (Attachment B)	11/8/04

10.3.1	Form of Amendment to Participant Unallocated Bullion Account Agreement dated November 26, 2007.	10-K	10.3.1	9/30/08

10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement effective May 20, 2008.	S-3	10.3.1	5/20/08

10.4	Depository Agreement dated November 11, 2004.	10-K	10.4	9/30/07

10.5	License Agreement	S-1	10.5	9/26/03

10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015.	8-K	10.6	7/17/15

10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018.	10-Q	10.6.1	8/7/18

10.8	WGC/WGTS License Agreement dated November 16, 2004.	10-K	10.8	9/30/07

10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008.	10-K	10.8.1	9/30/08

10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004.	10-K	10.10	9/30/07

10.12	SPDR Sublicense Agreement dated May 20, 2008.	10-K	10.12	9/30/08

10.13	Novation Agreement dated June 4, 2014.	8-K	10.13	11/21/14

23.1*	Consent of KPMG LLP.

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit Description

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

Item 16.
Form 10-K Summary
.
Not applicable.

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

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

/s/ Laura S. Melman
Laura S. Melman Chief Financial Officer and Treasurer*

/s/ David Tait
David Tait Director*

/s/ William J. Shea
William J. Shea Director*

/s/ Rocco Maggiotto
Rocco Maggiotto Director*

/s/ Neal Wolkoff
Neal Wolkoff Director*

/s/ Carlos Rodriguez
Carlos Rodriguez Director*

Date: November 25, 2019
*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the Registrant.

SPDR
®
GOLD TRUST
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2019

Report of Independent Registered Public Accounting Firm
To the Sponsor, Trustee, and Shareholders
SPDR
®
Gold Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of SPDR
®
Gold Trust (the Trust), including the schedules of investment, as of September 30, 2019 and 2018, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2019 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2019 and 2018, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2019 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of evidence pertaining to the existence of the gold holdings
As presented on the September 30, 2019 schedule of investment, the fair value of the Trust’s investment in gold was $44.2 billion, representing 100% of the Trust’s total assets. The investment in gold, which represented 29.7 million ounces of gold holdings, was held by a third-party custodian (the custodian) as of September 30, 2019.

We identified the evaluation of the sufficiency of evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2019.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of September 30, 2019. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodian’s location by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and custodian’s records.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2010.
New York, New York
November 25, 2019

SPDR
®
GOLD TRUST
Statements of Financial Condition
at September 30, 2019 and 2018

(Amounts in 000’s of US$ except for share data)	Sep-30, 2019	Sep-30, 2018
ASSETS
Investment in Gold, at fair value (cost $39,069,054 and $30,017,229 at September 30, 2019 and 2018, respectively)	$44,169,240	$28,331,953

Total Assets	$44,169,240	$28,331,953

LIABILITIES
Accounts payable to Sponsor	$14,241	$9,434
Gold payable	195,999	—

Total Liabilities	$210,240	$9,434

Net Assets	$43,959,000	$28,322,519

Shares issued and outstanding (1)	314,000,000	252,100,000
Net asset value per Share	$140.00	$112.35

See notes to the financial statements.

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

F-
4

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)

September 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	29,737.6	$39,069,054	$44,169,240	100.48%

Total Investment		$39,069,054	$44,169,240	100.48%
Liabilities in excess of other assets			(210,240)	(0.48)%

Net Assets			$43,959,000	100.00%

September 30, 2018

Investment in Gold	23,863.5	$30,017,229	$28,331,953	100.03%

Total Investment		$30,017,229	$28,331,953	100.03%
Liabilities in excess of other assets			(9,434)	(0.03)%

Net Assets			$28,322,519	100.00%

See notes to the financial statements.

F-
5

SPDR
®
GOLD TRUST
Statements of Operations
For the years ended September 30, 2019, 2018, and 2017

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017
EXPENSES
Sponsor fees	$135,175	$136,300	$136,084

Total expenses	135,175	136,300	136,084

Net investment loss	(135,175)	(136,300)	(136,084)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	6,023	2,987	252
Net realized gain/(loss) from gold distributed for the redemption of shares	593,851	147,334	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	6,785,462	(2,633,556)	(1,535,978)

Net realized and change in unrealized gain/(loss) on investment in gold	7,385,336	(2,483,235)	(1,757,888)

Net income/(loss)	$7,250,161	$(2,619,535)	$(1,893,972)

Net income/(loss) per share	$27.00	$(9.35)	$(6.59)

Weighted average number of shares (in 000’s)	268,483	280,153	287,348

See notes to the financial statements.

F-
6

SPDR
®
GOLD TRUST
Statements of Cash Flows
For the years ended September 30, 2019, 2018, and 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$130,368	$138,586	$137,548
Expenses paid	(130,368)	(138,586)	(137,548)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares	$18,906,803	$5,853,569	$11,161,181

Value of gold distributed for redemption of shares-net of gold payable	$10,324,484	$10,569,020	$13,953,611

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$7,250,161	$(2,619,535)	$(1,893,972)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	130,368	138,586	137,548
Net realized (gain)/loss from investment in gold sold to pay expenses	(6,023)	(2,987)	(252)
Net realized (gain)/loss from gold distributed for the redemption of shares	(593,851)	(147,334)	222,162
Net change in unrealized (appreciation)/depreciation on investment in gold	(6,785,462)	2,633,556	1,535,978
Increase/(Decrease) in accounts payable to Sponsor	4,807	(2,286)	(1,464)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

F-
7

SPDR
®
GOLD TRUST
Statements of Changes in Net Assets
For the years ended September 30, 2019, 2018, and 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017
Net Assets - Opening Balance	$28,322,519	$35,657,505	$40,293,447
Creations	18,906,803	5,853,569	11,161,181
Redemptions	(10,520,483)	(10,569,020)	(13,903,151)
Net investment loss	(135,175)	(136,300)	(136,084)
Net realized gain/(loss) from investment in gold sold to pay expenses	6,023	2,987	252
Net realized gain/(loss) from gold distributed for the redemption of shares	593,851	147,334	(222,162)
Net change in unrealized appreciation/(depreciation) on investment in gold	6,785,462	(2,633,556)	(1,535,978)

Net Assets - Closing Balance	$43,959,000	$28,322,519	$35,657,505

See notes to the financial statements.

F-
8

Notes to the Financial Statements
1.	Organization

The SPDR
®
Gold Trust (the “Trust”) is an investment trust formed on
November 12, 2004
under
New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year end for the Trust is September 30 th
. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC (“WGTS”) is the sponsor of the Trust (the “Sponsor”). BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”) is the trustee of the Trust (the “Trustee”). State Street Global Advisors Funds Distributors, LLC (“SSGA”) is the marketing agent of the Trust (the “Marketing Agent”). HSBC Bank plc (“HSBC”) is the custodian of the Trust (the “Custodian”).
The Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “GLD”, providing investors with an efficient means to obtain market exposure to the price of gold bullion. The Shares are also listed on the Hong Kong Exchanges and Clearing Limited, the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Limited, and the Tokyo Stock Exchange.
The Trustee does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risk of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Shares.
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
,
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

F-
9

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
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
Level 3 – Inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments
.
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$44,169,240	$—	$—

Total	$44,169,240	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$28,331,953	$—	$—

Total	$28,331,953	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2019 and 2018.
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

Gold is held by HSBC Bank plc, on behalf of the Trust. During the years ended September 30, 2019 and 2018, no
gold was held by a subcustodian.

F-
10

2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two

business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 201 8
Gold payable	$195,999	$—

2.6.	Creations and Redemptions of Shares

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
As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the years ended September 30, 2019 and 2018 are as follows:

(All amounts are in 000’s)	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017
Activity in Number of Shares Created and Redeemed:
Creations	144,900	47,200	92,500
Redemptions	(83,000)	(87,600)	(119,400)

Net Change in Number of Shares Created and Redeemed	61,900	(40,400)	(26,900)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018	Year Ended Sep-30, 2017
Activity in Value of Shares Created and Redeemed:
Creations	$18,906,803	$5,853,569	$11,161,181
Redemptions	(10,520,483)	(10,569,020)	(13,903,151)

Net Change in Value of Shares Created and Redeemed	$8,386,320	$(4,715,451)	$(2,741,970)

F-1
1

2.7.	Income and Expense (Amounts in 000’s of US$)

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
The Trust’s net realized and change in unrealized appreciation/(depreciation) on investment in gold for the year ended September 30, 2019 of $7,385,336 is made up of a realized gain of $6,023 from the sale of gold to pay expenses, a realized gain of $593,851 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $6,785,462 on investment in gold.
The Trust’s net realized and change in unrealized appreciation/(depreciation) on investment in gold for the year ended September 30, 2018 of ($2,483,235) is made up of a realized gain of $2,987 from the sale of gold to pay expenses, a realized gain of $147,334 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($2,633,556) on investment in gold.
2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019 or 2018.
The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2019, the 2018, 2017, and 2016 tax years remain open for examination. There are no examinations in progress at period end.
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

F-1
2

3.	Quarterly Statements of Operations

Fiscal Period Ended September 30, 2019	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec - 31, 2018	Mar - 31, 2019	Jun - 30, 2019	Sep - 30, 2019	Year Ended Sep - 30, 2019
EXPENSES
Sponsor fees	$30,168	$32,745	$31,689	$40,573	$135,175

Total expenses	30,168	32,745	31,689	40,573	135,175

Net investment loss	(30,168)	(32,745)	(31,689)	(40,573)	(135,175)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(823)	1,092	930	4,824	6,023
Net realized gain/(loss) from gold distributed for the redemption of shares	(37,588)	120,555	98,484	412,400	593,851
Net change in unrealized appreciation/(depreciation) on investment in gold	2,350,861	255,938	2,677,530	1,501,133	6,785,462

Net realized and change in unrealized gain/(loss) on investment in gold	2,312,450	377,585	2,776,944	1,918,357	7,385,336

Net income/(loss)	$2,282,282	$344,840	$2,745,255	$1,877,784	$7,250,161

Net income/(loss) per share	$8.87	$1.28	$10.68	$6.48	$27.00

Weighted average number of shares (in 000’s)	257,432	269,552	257,056	289,791	268,483

Fiscal Period Ended September 30, 2018	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec - 31, 2017	Mar - 31, 2018	Jun - 30, 2018	Sep - 30, 2018	Year Ended Sep - 30, 2018
EXPENSES
Sponsor fees	$34,988	$35,233	$35,604	$30,475	$136,300

Total expenses	34,988	35,233	35,604	30,475	136,300

Net investment loss	(34,988)	(35,233)	(35,604)	(30,475)	(136,300)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	590	1,918	1,533	(1,054)	2,987
Net realized gain/(loss) from gold distributed for the redemption of shares	38,391	148,686	74,938	(114,681)	147,334
Net change in unrealized appreciation/(depreciation) on investment in gold	315,759	591,410	(2,061,214)	(1,479,511)	(2,633,556)

Net realized and change in unrealized gain/(loss) on investment in gold	354,740	742,014	(1,984,743)	(1,595,246)	(2,483,235)

Net income/(loss)	$319,752	$706,781	$(2,020,347)	$(1,625,721)	$(2,619,535)

Net income/(loss) per share	$1.12	$2.49	$(7.01)	$(6.19)	$(9.35)

Weighted average number of shares (in 000’s)	286,405	283,379	288,154	262,833	280,153

F-1
3

4.	Related Parties – Sponsor and Trustee

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

F-1
4

7. Financial Highlights
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2019 and 2018, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018
Net Asset Value
Net asset value per Share, beginning of period	$112.35	$121.91

Net investment income/(loss)	(0.50)	(0.49)
Net Realized and Change in Unrealized Gain/(Loss)	28.15	(9.07)

Net Income/(Loss)	27.65	(9.56)

Net asset value per Share, end of period	$140.00	$112.35

Market value per Share, beginning of period	$112.76	$121.58

Market value per Share, end of period	$138.87	$112.76

Ratio to average net assets
Net Investment loss	(0.40)%	(0.40)%

Gross expenses	0.40%	0.40%

Net expenses	0.40%	0.40%

Total Return, at net asset value	24.61%	(7.84)%

Total Return, at market value	23.16%	(7.25)%

F-1
5