Form 10-Q
period 2019-12-31
SPDR GOLD TRUST
filed 2020-02-07
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended
December 31, 2019
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
(
212
)
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
of the Exchange Act).    Yes
☐
    No
☒
As of February
5
, 2020, the Registrant had 312,500,000 Shares outstanding.

SPDR
®
GOLD TRUST

SPDR
®
GOLD TRUST
PART I—FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)
Statements of Financial Condition
at December 31, 2019 (unaudited) and September 30, 2019

(Amounts in 000’s of US$ except for share data)	Dec-31, 2019	Sep-30, 2019
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $ 37,862,826 and $ 39,069,054 at December 31, 2019 and September 30, 2019, respectively)	$43,738,909	$44,169,240

Total Assets	$43,738,909	$44,169,240

LIABILITIES
Accounts payable to Sponsor	$14,305	$14,241
Gold payable	—	195,999

Total Liabilities	14,305	210,240

Net Assets	$43,724,604	$43,959,000

Shares issued and outstanding (1)	304,900,000	314,000,000
Net asset value per Share	$143.41	$140.00

(1)	Authorized share capital is unlimited and the par value of the Shares is $ 0.00 .
See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)
December 31, 2019
(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	28,718.9	$37,862,826	$43,738,909	100.03%

Total Investment		$37,862,826	$43,738,909	100.03%
Liabilities in excess of other assets			(14,305)	(0.03)%

Net Assets			$43,724,604	100.00%

September 30, 2019

Investment in Gold	29,737.6	$39,069,054	$44,169,240	100.48%

Total Investment		$39,069,054	$44,169,240	100.48%
Liabilities in excess of other assets			(210,240)	(0.48)%

Net Assets			$43,959,000	100.00%

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Operations
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$43,274	$30,168

Total expenses	43,274	30,168

Net investment loss	(43,274)	(30,168)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	4,663	(823)
Net realized gain/(loss) from gold distributed for the redemption of shares	280,217	(37,588)
Net change in unrealized appreciation/(depreciation) on investment in gold	775,897	2,350,861

Net realized and change in unrealized gain/(loss) on investment in gold	1,060,777	2,312,450

Net income/(loss)	$1,017,503	$2,282,282

Net income/(loss) per share	$3.30	$8.87

Weighted average number of shares (in 000’s)	308,139	257,432

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Cash Flows
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$43,210	$29,112
Expenses paid	(43,210)	(29,112)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$1,382,369	$3,206,541

Value of gold distributed for redemption of shares—net of gold payable	$2,634,268	$1,364,893

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$1,017,503	$2,282,282
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	43,210	29,112
Net realized (gain)/loss from investment in gold sold to pay expenses	(4,663)	823
Net realized (gain)/loss from gold distributed for the redemption of shares	(280,217)	37,588
Net change in unrealized (appreciation)/depreciation on investment in gold	(775,897)	(2,350,861)
Increase/(Decrease) in accounts payable to Sponsor	64	1,056

Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Changes in Net Assets
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$43,959,000	$28,322,519
Creations	1,382,369	3,206,541
Redemptions	(2,634,268)	(1,364,893)
Net investment loss	(43,274)	(30,168)
Net realized gain/(loss) from investment in gold sold to pay expenses	4,663	(823)
Net realized gain/(loss) from gold distributed for the redemption of shares	280,217	(37,588)
Net change in unrealized appreciation/(depreciation) on investment in gold	775,897	2,350,861

Net Assets - Closing Balance	$43,724,604	$32,446,449

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Notes to the Unaudited Financial Statements
1.	Organization
The SPDR
®
Gold Trust (the “Trust”) is an investment trust formed on
November 12, 2004
under New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year end for the Trust is September 30 th
. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC is the sponsor of the Trust (the “Sponsor”). BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, is the trustee of the Trust (the “Trustee”). State Street Global Advisors Funds Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”). HSBC Bank plc is the custodian of the Trust (the “Custodian”).
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
The Statement of Financial Condition and Schedule of Investment at December 31, 2019
 and
 the Statements of Operations
,
Cash Flows
and
Changes in Net Assets for the three months ended December 31, 2019 and 2018
have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2019 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form
10-K
for the fiscal year ended September 30, 2019. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year.
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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) December 31, 2019	Level 1	Level 2	Level 3
Investment in Gold	$43,738,909	$—	$—

Total	$43,738,909	$—	$—

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$44,169,240	$—	$—

Total	$44,169,240	$—	$—

There were
no
transfers between Level 1 and other Levels for the three months ended December 31, 2019 or for the year ended September 30, 2019.
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
Gold is held by the Custodian on behalf of the Trust. During the three months ended December 31, 2019 and the year ended September 30, 2019, no
gold was held by a subcustodian.
2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2019	2019
Gold receivable	$—	$—
2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two
business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2019	2019
Gold payable	$—	$195,999
2.6.	Creations and Redemptions of Shares
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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the three months ended December 31, 2019 and 2018 are as follows:

(All amounts are in 000’s)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
Activity in Number of Shares Created and Redeemed:
Creations	9,900	27,500
Redemptions	(19,000)	(11,800)

Net Change in Number of Shares Created and Redeemed	(9,100)	15,700

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$1,382,369	$3,206,541
Redemptions	(2,634,268)	(1,364,893)

Net Change in Value of Shares Created and Redeemed	$(1,251,899)	$1,841,648

2.7.	Income and Expense (Amounts in 000’s of US$)
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
The Trust’s net realized and change in unrealized appreciation/(depreciation) on investment in gold for the three months ended December 31, 2019 of $1,060,777 is made up of a realized gain of $4,663 from the sale of gold to pay expenses, a realized gain of $280,217 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $775,897 on investment in gold.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2018 of $2,312,450 is made up of a realized loss of ($823) from the sale of gold to pay expenses, a realized loss of ($37,588) from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $2,350,861 on investment in gold.
2.8.	Income Taxes
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no
reserves for uncertain tax positions are required as of December 31, 2019 or September 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2019, the 2018, 2017, and 2016 tax years remain open for examination. There were no examinations in progress at period end.
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
The Trust’s sole business activity is the investment of gold. Various factors could affect the price of gold including: (i) global supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; (vi) other economic variables such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations, especially those that are unexpected in nature. In addition, while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.
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
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2019 and 2018, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended
	Dec-31, 2019	Dec-31, 2018
Net Asset Value
Net asset value per Share, beginning of period	$140.00	$112.35

Net investment income/(loss)	(0.14)	(0.12)
Net Realized and Change in Unrealized Gain/(Loss)	3.55	8.93

Net Income/(Loss)	3.41	8.81

Net asset value per Share, end of period	$143.41	$121.16

Market value per Share, beginning of period	$138.87	$112.76

Market value per Share, end of period	$142.90	$121.25

Ratio to average net assets
Net Investment loss (1)	(0.40)%	(0.40)%

Gross expenses (1)	0.40%	0.40%

Net expenses (1)	0.40%	0.40%

Total Return, at net asset value (2)	2.44%	7.84%

Total Return, at market value (2)	2.90%	7.53%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Trust Overview
SPDR
®
Gold Trust is an investment trust that was formed on November 12, 2004 (the “Date of Inception”). The Trust issues baskets of Shares (“Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The Shares are designed to provide investors with a cost effective and convenient way to invest in gold.
Gold is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust.
As of the date of this quarterly report, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.
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
Critical Accounting Policy
Valuation of Gold, Definition of NAV
The Trustee values the gold held by the Trust and determines the NAV of the Trust as of the LBMA Gold Price PM on each day that the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is announced on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination. In the event the Trustee and the Sponsor determine that such price is not an appropriate basis for valuation of the Trust’s gold, they will identify an alternative basis for such valuation to be employed by the Trustee. While we believe that the LBMA Gold Price is an appropriate indicator of the value of gold, there are other indicators that are available that could be different than the LBMA Gold Price. The use of such an alternative indicator could result in materially different fair value pricing of the gold in the Trust which could result in different market adjustments or redemption value adjustments of our outstanding redeemable Shares.
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
Results of Operations
In the three months ended December 31, 2019, an additional 9,900,000 Shares (99 Baskets) were created in exchange for 932,575.8 ounces of gold, 19,000,000 Shares (190 Baskets) were redeemed in exchange for 1,789,973.2 ounces of gold, and 29,315.3 ounces of gold were sold to pay expenses.
At December 31, 2019, the Custodian held 28,718,916.3 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of good delivery gold bars with a market value of $43,738,909,473 (cost—$37,862,826,011). Subcustodians did not hold any gold in their vaults on behalf of the Trust.
As at September 30, 2019, the Custodian held 29,737,588 ounces of gold in its vault, 100% of which is allocated gold in the form of good delivery gold bars with a market value of $44,169,239,649 (cost—$39,069,053,854). Subcustodians did not hold any gold in their vaults on behalf of the Trust.
On September 19, 2019, Inspectorate International Limited, or Inspectorate, concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 1, 2019, Inspectorate concluded reconciliation procedures from June 28, 2019 through September 30, 2019. The results can be found on www.spdrgoldshares.com.
Cash Resources and Liquidity
At December 31, 2019, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
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
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2015 to December 31, 2019 and is based on the LBMA Gold Price PM when available since March 20, 2015 and previously the London PM Fix.

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through December 31, 2019, based on the LBMA Gold Price PM, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to March 31, 2017	$1,219.47	$1,257.55	Mar 27, 2017	$1,151.00	Jan 3, 2017	$1,244.85	Mar 31, 2017
Three months to June 30, 2017	$1,256.59	$1,293.50	June 6, 2017	$1,220.40	May 9, 2017	$1,242.25	June 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 8, 2017	$1,211.05	July 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017	(2)
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 1, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	June 29, 2018	$1,250.45	June 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,45.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Twelve months ended December 31, 2017	$1,257.15	$1,346.25	Sep 8, 2017	$1,151.00	Jan 3, 2017	$1,296.50	Dec 29, 2017	(2)
Twelve months ended December 31, 2018	$1,268.49	$1,354.95	Jan 25, 2018	$1,178.40	Aug 17 2018	$1,281.65	Dec 31, 2018	(2)
Twelve months ended December 31, 2019	$1,392.60	$1,546.10	Sep 4, 2019	$1,269.50	Apr 23, 2019	$1,523.00	Dec 31, 2019	(2)
November 12, 2004 to December 31, 2019	$1,131.31	$1,895.00	Sep 5, 2011	$411.10	Feb 8, 2005	$1,523.00	Dec 31, 2019	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)	There was no LBMA Gold Price PM on the last business day of December 2019, 2018 or 2017. The LBMA Gold Price AM on the last business day of December 2019, 2018 or 2017 was $1,523.00, $1,281.65 and $1,296.50, respectively. The Net Asset Value of the Trust on December 31, 2019, 2018 and 2017 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2019 Annual Report on Form
10-K.
The risks described in our Annual Report on Form
10-K
are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2019, 14,785 Baskets (1,478,500,000 Shares) have been created and 11,736 Baskets (1,173,600,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/19 to 10/31/19	4,900,000	.09423
11/01/19 to 11/30/19	9,000,000	.09420
12/01/19 to 12/31/19	5,100,000	.09418

Total	19,000,000	.09420

Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information

None.
Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation
S-K

Exhibit No.	Description of Exhibit

4.1.8	Amendment No. 8 to the Trust Indenture of the SPDR® Gold Trust dated February 6, 2020 between World Gold Trust Services, as sponsor, and The Bank of New York Mellon, as trustee.

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation
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

Date: February 7, 2020
*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.