Form 10-Q
period 2020-03-31
SPDR GOLD TRUST
filed 2020-05-08
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
As of May 7, 2020, the Registrant had
369,700,000 Shares outstanding.

SPDR
®
GOLD TRUST

SPDR
®
GOLD TRUST
PART I—FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition
at March 31, 2020 (unaudited) and September 30, 2019

(Amounts in 000’s of US$ except for share data)	Mar-31, 2020	Sep-30, 2019
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $42,299,078 and $39,069,054 at March 31, 2020 and September 30, 2019, respectively)	$49,901,039	$44,169,240
Gold Receivable	181,619	—

Total Assets	$50,082,658	$44,169,240

LIABILITIES
Accounts payable to Sponsor	$16,305	$14,241
Gold payable	60,540	195,999

Total Liabilities	76,845	210,240

Net Assets	$50,005,813	$43,959,000

Shares issued and outstanding (1)	330,400,000	314,000,000
Net asset value per Share	$151.35	$140.00

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)
March 31, 2020
(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	31,014.7	$42,299,078	$49,901,039	99.79%

Total Investment		$42,299,078	$49,901,039	99.79%
Other assets in excess of liabilities			104,774	0.21%

Net Assets			$50,005,813	100.00%

September 30, 2019

Investment in Gold	29,737.6	$39,069,054	$44,169,240	100.48%

Total Investment		$39,069,054	$44,169,240	100.48%
Liabilities in excess of other assets			(210,240)	(0.48)%

Net Assets			$43,959,000	100.00%

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Operations
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$46,472	$32,745	$89,746	$62,913

Total expenses	46,472	32,745	89,746	62,913

Net investment loss	(46,472)	(32,745)	(89,746)	(62,913)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	6,379	1,092	11,042	269
Net realized gain/(loss) from gold distributed for the redemption of shares	660,138	120,555	940,355	82,967
Net change in unrealized appreciation/(depreciation) on investment in gold	1,725,878	255,938	2,501,775	2,606,799

Net realized and change in unrealized gain/(loss) on investment in gold	2,392,395	377,585	3,453,172	2,690,035

Net income/(loss)	$2,345,923	$344,840	$3,363,426	$2,627,122

Net income/(loss) per share	$7.47	$1.28	$10.81	$9.97

Weighted average number of shares (in 000’s)	313,959	269,552	311,033	263,425

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Cash Flows
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$44,472	$32,218	$87,682	$61,330
Expenses paid	(44,472)	(32,218)	(87,682)	(61,330)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$8,374,253	$2,820,652	$9,756,622	$6,027,193

Value of gold distributed for redemption of shares—net of gold payable	$4,560,046	$2,959,784	$7,390,313	$4,324,677

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$2,345,923	$344,840	$3,363,426	$2,627,122
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	44,472	32,218	87,682	61,330
Net realized (gain)/loss from investment in gold sold to pay expenses	(6,379)	(1,092)	(11,042)	(269)
Net realized (gain)/loss from gold distributed for the redemption of shares	(660,138)	(120,555)	(940,355)	(82,967)
Net change in unrealized (appreciation)/depreciation on investment in gold	(1,725,878)	(255,938)	(2,501,775)	(2,606,799)
Increase/(Decrease) in accounts payable to Sponsor	2,000	527	2,064	1,583

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Changes in Net Assets
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$43,724,604	$32,446,449	$43,959,000	$28,322,519
Creations	8,555,872	2,820,652	9,938,241	6,027,193
Redemptions	(4,620,586)	(2,959,784)	(7,254,854)	(4,324,677)
Net investment loss	(46,472)	(32,745)	(89,746)	(62,913)
Net realized gain/(loss) from investment in gold sold to pay expenses	6,379	1,092	11,042	269
Net realized gain/(loss) from gold distributed for the redemption of shares	660,138	120,555	940,355	82,967
Net change in unrealized appreciation/(depreciation) on investment in gold	1,725,878	255,938	2,501,775	2,606,799

Net Assets - Closing Balance	$50,005,813	$32,652,157	$50,005,813	$32,652,157

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
The Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “GLD”, providing investors with an efficient means to obtain market exposure to the price of gold bullion. The Shares are also listed on the Hong Kong Exchanges and Clearing Limited, the Mexican Stock Exchange (Bolsa Mexicana de Valores), the Singapore Exchange Limited and the Tokyo Stock Exchange.
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
The Statement
s
of Financial Condition and Schedule of Investment at March 31, 2020 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three and six months ended March 31, 2020 and 2019 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2020 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form
10-K
for the fiscal year ended September 30, 2019. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year.
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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) March 31, 2020	Level 1	Level 2	Level 3
Investment in Gold	$49,901,039	$—	$—

Total	$49,901,039	$—	$—

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$44,169,240	$—	$—

Total	$44,169,240	$—	$—

There were no transfers between Level 1 and other Levels
in
the six months ended March 31, 2020 or for the year ended September 30, 2019.
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
Gold is held by the Custodian on behalf of the Trust. During the six months ended March 31, 2020 and the year ended September 30, 2019, no gold was held by a subcustodian.
2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2020	2019
Gold receivable	$181,619	$—
2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2020	2019
Gold payable	$60,540	$195,999
2.6.	Creations and Redemptions of Shares
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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the six months ended March 31, 2020 and 2019 are as follows:

(All amounts are in 000’s)	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
Activity in Number of Shares Created and Redeemed:
Creations	66,800	50,500
Redemptions	(50,400)	(35,700)

Net Change in Number of Shares Created and Redeemed	16,400	14,800

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$9,938,241	$6,027,193
Redemptions	(7,254,854)	(4,324,677)

Net Change in Value of Shares Created and Redeemed	$2,683,387	$1,702,516

2.7.	Income and Expense (Amounts in 000’s of US$)
The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, the Trustee will sell gold to the Custodian at the next LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statement
s
of Operations.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2020 of $3,453,172 is made up of a realized gain of $11,042 from the sale of gold to pay expenses, a realized gain of $940,355 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $2,501,775 on investment in gold.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2019 of $2,690,035 is made up of a realized gain of $269 from the sale of gold to pay expenses, a realized gain of $82,967 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $2,606,799 on investment in gold.
2.8.	Income Taxes
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020 or September 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2020, the 2019, 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.
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
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended March 31, 2020 and 2019, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	Mar-31, 2020	Mar-31, 2019	Mar-31, 2020	Mar-31, 2019
Net Asset Value
Net asset value per Share, beginning of period	$143.41	$121.16	$140.00	$112.35

Net investment income/(loss)	(0.15)	(0.12)	(0.29)	(0.24)
Net Realized and Change in Unrealized Gain / (Loss)	8.09	1.30	11.64	10.23

Net Income/(Loss)	7.94	1.18	11.35	9.99

Net asset value per Share, end of period	$151.35	$122.34	$151.35	$122.34

Market value per Share, beginning of period	$142.90	$121.25	$138.87	$112.76

Market value per Share, end of period	$148.05	$122.01	$148.05	$122.01

Ratio to average net assets
Net investment loss (1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%

Gross expenses (1)	0.40%	0.40%	0.40%	0.40%

Net expenses (1)	0.40%	0.40%	0.40%	0.40%

Total Return, at net asset value (2)	5.54%	0.97%	8.11%	8.89%

Total Return, at market value (2)	3.60%	0.63%	6.61%	8.20%

(1)	Percentages are annualized.

(2)	Percentages are not annualized.

7.	Subsequent Events

Since April 15, 2020, gold was held by a subcustodian (the Bank of England)
,
and the greatest amount of gold held on April 27, 2020 was approximately 45.91 tonnes or
4.4% of the Trust’s gold.

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
Trust Overview
SPDR
®
Gold Trust (the “Trust”) is an investment trust that was formed on November 12, 2004 (the “Date of Inception”). The Trust issues baskets of Shares (“Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The Shares are designed to provide investors with a cost effective and convenient way to invest in gold.
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
Recent Developments
The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic (the “COVID-19 pandemic”).
Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.
Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely and materially affect the value of your Shares. The outbreak could impair information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. To date, the impact of COVID-19 has not materially affected the operations of the Trust.

Results of Operations
In the three months ended March 31, 2020, an additional 56,900,000 Shares (569 Baskets) were created in exchange for 5,354,406.0 ounces of gold, 31,400,000 Shares (314 Baskets) were redeemed in exchange for 2,954,839.9 ounces of gold, and 28,567.5 ounces of gold were sold to pay expenses.
At March 31, 2020, the Custodian held 31,014,661.3 ounces of gold on behalf of the Trust in its vault, 100% of which is allocated gold in the form of good delivery gold bars with a market value of $49,901,039,242 (cost—$42,299,078,708). Subcustodians did not hold any gold in their vaults on behalf of the Trust.
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
Cash Resources and Liquidity
At March 31, 2020, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
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
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2015 to March 31, 2020 and is based on the LBMA Gold Price PM when available.

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through March 31, 2020, based on the LBMA Gold Price PM, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to June 30, 2017	$1,256.59	$1,293.50	June 6, 2017	$1,220.40	May 9, 2017	$1,242.25	June 30, 2017
Three months to September 30, 2017	$1,277.91	$1,346.25	Sep 8, 2017	$1,211.05	July 11, 2017	$1,283.10	Sep 29, 2017
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017	(2)
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 1, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	June 29, 2018	$1,250.45	June 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020

Twelve months ended March 31, 2018	$1,285.08	$1,354.95	Jan 25, 2018	$1,211.05	Jul 11, 2017	$1,323.85	Mar 29, 2018
Twelve months ended March 31, 2019	$1,262.09	$1,351.45	Apr 18, 2018	$1,178.40	Aug 17, 2018	$1,295.40	Mar 29, 2019
Twelve months ended March 31, 2020	$1,463.10	$1,683.65	Mar 6, 2020	$1,269.50	Apr 23, 2019	$1,608.95	Mar 31, 2020

November 12, 2004 to March 31, 2020	$1,138.80	$1,895.00	Sep 5, 2011	$411.10	Feb 8, 2005	$1,608.95	Mar 31, 2020

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2019, 2018 or 2017. The LBMA Gold Price AM on the last business day of December 2019, 2018 or 2017 was $1,523.00, $1,281.65 and $1,296.50, respectively. The Net Asset Value of the Trust on December 31, 2019, 2018 and 2017 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2019 Annual Report on Form
10-K
, except for the following:
The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic (the
“COVID-19
pandemic”).
Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.
Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely and materially affect the value of your Shares. The outbreak could impair information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. To date, the impact of COVID-19 has not materially affected the operations of the Trust.
The risks described in our Annual Report on Form
10-K
are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None.
b)	Not applicable.

c)	As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2020, 15,354 Baskets (1,535,400,000 Shares) have been created and 12,050 Baskets (1,205,000,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/20 to 01/31/20	9,000,000	.09414
02/01/20 to 02/29/20	2,000,000	.09410
03/01/20 to 03/31/20	20,400,000	.09408

Total	31,400,000	.09411

Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Mine Safety Disclosures.

Not Applicable.
Item 5.	Other Information

None.
Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation
S-K

Exhibit No.	Description of Exhibit

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation
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

Date: May 8, 2020
*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.