Form 10-K
period 2020-09-30
SPDR GOLD TRUST
filed 2020-11-24
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant’s common stock held by
non-affiliates
of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2020 as reported by the NYSE Arca, Inc. on that date: $50,005,812,860.
Number of shares of the registrant’s common stock outstanding as of November 20, 2020: 418,000,000

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

Overview
The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is not managed like a corporation or an active investment vehicle. The gold held by the Trust will only be sold: (1) on an as-needed
basis to pay Trust expenses, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of gold by the Trust is a taxable event to shareholders of the Trust (“Shareholders”). See “United States Federal Tax Consequences—Taxation of U.S. Shareholders.”
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
The Trust creates and redeems Shares from time to time, but only in Baskets. The number of outstanding Shares changes from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed. The total amount of gold and any cash required for the creation of Baskets is based on the combined net asset value (the “NAV”) of the number of Baskets being created or redeemed. The number of ounces of gold required to create a Basket or to be delivered upon the redemption of a Basket will continue to gradually decrease over time. This is because the Shares comprising a Basket will represent a decreasing amount of gold due to the sale of the Trust’s gold to pay the Trust’s expenses.
Baskets may be created or redeemed only by Authorized Participants. An Authorized Participant is a person who: (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in the Depository Trust Company system (“DTC”); (3) has entered into an agreement with the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions, or a Participant Agreement; and (4) has established an unallocated gold account with the Custodian (“Authorized Participant Unallocated Account”). Authorized Participants pay a transaction fee of $2,000 for each order to create or redeem Baskets. Authorized Participants may sell to other investors all or part of the Shares included in the Baskets they purchase from the Trust.
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
Gold Focus 2020
estimates that in 2019, 2,368 tonnes were added to existing above-ground stocks of gold.
1
World Gold Supply and Demand (2015—2019)
The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the
Gold Focus 2020.

1
Gold Focus
2020
is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

World Gold Supply and Demand, 2015-2019

Global Gold Summary/Demand Summary
Tonnes
SUPPLY	2015	2016	2017	2018	2019
Mine Production	3,336	3,460	3,494	3,561	3,534
Recycling	1,103	1,264	1,138	1,160	1,297
Net Hedging Supply	13	33	—	—	—
Total Supply	4,453	4,756	4,632	4,721	4,831
DEMAND
Jewelry Fabrication	2,479	2,019	2,257	2,285	2,137
Industrial Demand	332	323	333	335	326
Net Physical Investment	1,072	1,062	1,035	1,067	850
Net Hedging Demand	—	—	24	9	1
Net Official Sector Buying	580	395	379	657	646
Total Demand	4,463	3,798	4,028	4,352	3,959
Market Balance	-10	958	604	369	872
Net Investment in ETPs	-129	541	271	75	404
Market Balance less ETPs	119	417	332	294	469
Gold Price (US$/oz, London)	1,160	1,251	1,257	1,268	1,393

Source: Metals Focus Gold Focus 2020
Sources of Gold Supply
Based on data from
Gold Focus 2020
, gold supply averaged 4,679 tonnes per year between 2015 and 2019. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,477 tonnes per year from 2015 through 2019. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,192 tonnes annually between 2015 through 2019.
Sources of Gold Demand
Based on data from
Gold Focus 2020
, gold demand averaged 4,120 tonnes per year between 2015 and 2019. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 54% of the identifiable demand from 2015 through 2019 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 25%.
Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.
Between 2015 and 2019, according to
Gold Focus 2020
, central bank purchases averaged 531 tonnes each year. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

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
2

Member	Membership Type	Spot (S)	Forwards (F)	Options (O)
Citibank N A	Full Market Makers	x	x	x
Goldman Sachs International	Full Market Makers	x	x	x
HSBC	Full Market Makers	x	x	x
JP Morgan Chase Bank	Full Market Makers	x	x	x
Morgan Stanley & Co International Ltd	Full Market Makers	x	x	x
UBS AG	Full Market Makers	x	x	x
BNP Paribas	Market Makers		x
ICBC Standard Bank Plc	Market Makers	x
Merrill Lynch International	Market Makers	x		x
Standard Chartered Bank	Market Makers	x		x
The Bank of Nova Scotia	Market Makers	x	x
Toronto-Dominion Bank	Market Makers		x
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

2	http://www.lbma.org.uk/aboutmembership

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

Movements in the Price of Gold
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2020, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

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
Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act of 1933, as amended (the “Securities Act”). As of the date of this annual report, the Authorized Participants are Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC and Virtu Americas LLC. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.
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

Determination of Required Deposits
The total deposit required to create each Basket is an amount of gold and cash, if any, that is in the same proportion to the total assets of the Trust (net of estimated accrued expenses and other liabilities) on the date the order to purchase is properly received as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received.
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
The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agreed to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. The Sponsor’s fees were $225,630,000 for the year ended September 30, 2020.
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
The Trustee is generally responsible for the
day-to-day
administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC; and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on February 24, 2020. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.
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
The global parent company of HSBC is HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England. HSBC Group had $177 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of June 30, 2020.
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
Custody of the Trust’s Gold
Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at its London, England vaults. The Custodian holds all of the Trust’s gold in its own vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases the Custodian has agreed that it will use commercially reasonable efforts to promptly transport the gold from the subcustodian’s vault to the Custodian’s vault, at the Custodian’s cost and risk. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.
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
The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s vault. The subcustodians that the Custodian may utilize are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, ICBC Standard Bank Plc, JPMorgan Chase Bank and UBS AG. During the year ended September 30, 2020, some the Trust’s gold was held with the Bank of England from April 15, 2020 to August 13, 2020. Since August 13, 2020, subcustodians have not held any gold on behalf of the Trust. During the year ended September 30, 2019, no gold was held by a subcustodian.
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
The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. Since August 13, 2020, the Custodian has not utilized any subcustodians on behalf of the Trust.
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
Transfers into the Trust Unallocated Account
The Custodian credits to the Trust Unallocated Account the amount of gold it receives from the Trust Allocated Account, an Authorized Participant Unallocated Account or from other third-party unallocated accounts for credit to the Trust Unallocated Account. Unless otherwise agreed by the Custodian in writing, the only gold the Custodian will accept in physical form for credit to the Trust Unallocated Account is gold the Trustee has transferred from the Trust Allocated Account. No interest will be paid by the Custodian on any credit balance to the Trust Unallocated Account.
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
United States Federal Tax Consequences
The following discussion of the material U.S. federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares and gold held by the Trust by a U.S. Shareholder (as defined below), and certain U.S. federal gift and estate tax consequences that generally apply to an investment in Shares by a
Non-U.S.
Shareholder (as defined below), represents, insofar as it describes conclusions as to U.S. federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special U.S. federal tax counsel to the Sponsor. The discussion below is based on the U.S. Internal Revenue Code of 1986, as amended, (the “Code”), Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to changes either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed herein. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221. Moreover, the discussion herein does not address the effect of any state, local or foreign tax law on the disposition of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.
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
Investment by Certain Retirement Plans
Code Section 408(m) provides that the acquisition of a “collectible”—which is defined to include “any metal or gem” and “any stamp or coin” that is not a gold coin described in paragraph (7), (8), (9) , or (10) of section 5112(a) of title 31, United States Code (such gold coin, a
“Non-Collectible
Gold Coin”), nor gold bullion of a fineness equal to or exceeding the minimum fineness that a contract market (as described in section 5 of the Commodity Exchange Act, 7 U.S.C. 7) requires for metals that may be delivered in satisfaction of a regulated futures contract if such bullion is in the physical possession of a trustee under Code Section 408(a) (such gold bullion,
“Non-Collectible
Gold Bullion”)—by an individual retirement account, or IRA, or a participant-directed account maintained under any plan that is tax-qualified
under Code Section 401(a), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.
The Sponsor has received a private letter ruling from the IRS concluding that a purchase of Shares by an IRA, or by a participant-directed account under a Code Section 401(a) plan (a “plan account”), will not be treated as the acquisition of a collectible by the IRA or plan, and will not result in a taxable distribution to the IRA owner or plan participant under Code Section 408(m). However, if Shares are distributed by the trustee or custodian of an IRA or plan account to the IRA owner or participant, or if a redemption of any Shares held by an IRA or plan account results in the distribution of gold to the IRA or account (or such redemption is treated as distributed under Section 408), other than
Non-Collectible
Gold Coins or
Non-Collectible
Gold Bullion, such distribution would be taxable to the distributee in the year of distribution to the extent provided under the applicable provisions of Code Sections 408(d), 408(m) or 402. See also “ERISA and Related Considerations.”
U.S. Information Reporting and Backup Withholding for U.S. and
Non-U.S.
Shareholders
The Trustee will file certain information returns with the IRS, and provide certain tax-related
information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income and gains (if any) and expenses.

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
Estate and Gift Tax Considerations for
Non-U.S.
Shareholders
Under the U.S. federal estate tax law, individuals who are neither citizens nor residents (as determined for U.S. federal estate and gift tax purposes) of the United States are subject to U.S. federal estate tax on all property that is “situated” in the U.S. at the time of death. Shares may well be considered to be situated in the U.S. for these purposes. If they are, then Shares would be includible in the U.S. gross estate of a non-resident
alien Shareholder. Currently, U.S. federal estate tax is imposed at rates of up to 40% of the fair market value of the taxable estate. The U.S. federal estate tax rate is subject to change in future years. In addition, the U.S. federal “generation-skipping transfer tax” may apply in certain circumstances. The estate of a non-resident
alien Shareholder who was resident in a country that has an estate tax treaty with the United States may be entitled to benefit from such treaty.
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
Non-U.S.
Shareholder’s lifetime.
Taxation in Jurisdictions Other than the United States
Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisors as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing in Shares.

ERISA and Related Considerations
The Employee Retirement Income Security Act of 1974, as amended, or (“ERISA”), and/or Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements that are subject to ERISA or the Code, including individual retirement accounts and annuities, retirement plans for self-employed individuals, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code but may be subject to substantially similar rules under state or other federal law.
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
The Shares constitute “publicly-offered securities” as defined in Department of Labor Regulations
§ 2510.3-
101(b)(2). Accordingly, Shares purchased by a Plan, and not an interest in the underlying gold bullion held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. See also “United States Federal Tax Consequences — Investment by Certain Retirement Plans.”
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
The official sector consists of central banks, other governmental agencies and international organizations that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. See “The Gold Industry—Sources of Gold Supply” and “Movements in the Price of Gold” for more details. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

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
The obligations of the Custodian under the Allocated Bullion Account Agreement, the Unallocated Bullion Account Agreement and the Participant Unallocated Bullion Account Agreement are governed by English law. The Custodian may enter into arrangements with subcustodians, which arrangements may also be governed by English law. The Trust is a New York investment trust. Any federal, New York, or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue a subcustodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a federal, New York, or other court situated in the United States.
If any subcustodian which holds gold on a temporary basis does not exercise due care in the safekeeping of the Trust’s gold bars, the ability of the Trustee or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or other applicable law. If the Trustee’s or the Custodian’s recourse against the subcustodian is so limited, the Trust may not be adequately compensated for the loss. For more information on the Trustee’s and the Custodian’s ability to seek recovery against subcustodians, the use of subcustodians in the most recent fiscal year and the subcustodian’s duty to safekeep the Trust’s gold bars, see “Custody of the Trust’s Gold.”

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
Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely and materially affect the value of your Shares. The outbreak could impair information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the essential tasks on behalf of the Trust. To date, the impact of
COVID-19
has not materially affected the operations of the Trust.
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
Holders of Record
As of October 31, 2020, there were approximately
106 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Recent Sale of Unregistered Securities
Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 81,400,000 Shares (814 Baskets) during the year ended September 30, 2020, including 22,700,000 Shares (227 Baskets) for the three months ended September 30, 2020 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
7/1/20 to 7/31/20	2,900,000	.09396
8/1/20 to 8/31/20	11,700,000	.09393
9/1/20 to 9/30/20	8,100,000	.09390

TOTAL	22,700,000	.09393
Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial Highlights

(Amounts, except per share, are in 000’s of US$)	Year ended Sep-30, 2020	Year ended Sep-30, 2019	Year ended Sep-30, 2018	Year ended Sep-30, 2017	Year ended Sep-30, 2016
Net income/(loss)	$13,083,928	$7,250,161	$(2,619,535)	$(1,893,972)	$4,951,423

Statements of Operations Data:
EXPENSES
Sponsor fees	225,630	135,175	136,300	136,084	127,076

Total expenses	225,630	135,175	136,300	136,084	127,076

Net investment loss	(225,630)	(135,175)	(136,300)	(136,084)	(127,076)

(Amounts, except per share, are in 000’s of US$)	Year ended Sep-30, 2020	Year ended Sep-30, 2019	Year ended Sep-30, 2018	Year ended Sep-30, 2017	Year ended Sep-30, 2016
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	37,273	6,023	2,987	252	614
Net realized gain/(loss) from gold distributed for the redemption of shares	2,138,221	593,851	147,334	(222,162)	(6,601)
Net change in unrealized appreciation/(depreciation) on investment in gold	11,134,064	6,785,462	(2,633,556)	(1,535,978)	5,084,486

Net realized and change in unrealized gain/(loss) on investment in gold	13,309,558	7,385,336	(2,483,235)	(1,757,888)	5,078,499

Net income/(loss)	$13,083,928	$7,250,161	$(2,619,535)	$(1,893,972)	$4,951,423

Net income/(loss) per share	$36.89	$27.00	$(9.35)	$(6.59)	$18.36

Weighted average number of shares (in 000’s)	354,701	268,483	280,153	287,348	269,742

Statement of Financial Condition Data:

(Amounts in 000’s of US$)	Sep-30, 2020 (1)	Sep-30, 2019 (1)	Sep-30, 2018 (1)	Sep-30, 2017 (1)	Sep-30, 2016 (1)
ASSETS
Investment in gold	$76,978,000	$44,169,240	$28,331,953	$35,669,225	$40,357,092

Total Assets	$76,978,000	$44,169,240	$28,331,953	$35,669,225	$40,357,092

LIABILITIES
Gold payable	$—	$195,999	$—	$—	$50,461
Other liabilities	25,449	14,241	9,434	11,720	13,184

Total Liabilities	25,449	210,240	9,434	11,720	63,645

Net Assets	$76,952,551	$43,959,000	$28,322,519	$35,657,505	$40,293,447

(1)
Authorized share capital is unlimited and share par value is $0.00. Shares issued and outstanding: 434,400,000 at September 30, 2020; 314,000,000 at September 30, 2019; 252,100,000 at September 30, 2018; 292,500,000 at September 30, 2017; and 319,400,000 at September 30, 2016.

Item 7.
Management
’
s Discussion and Analysis of Financial Condition and Results of Operations
Trust Overview
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
Share price & NAV v. gold price – November 18, 2004 to September 30, 2020

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
Inspectorate conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. On June 5, 2020, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 7, 2020, Inspectorate concluded reconciliation procedures from June 5, 2020 through September 30, 2020. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on February 24, 2020. The results can be found on
www.spdrgoldshares.com
. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains/(losses) on the Trust’s gold holdings at September 30, 2020 and 2019:

(Amount in 000’s of US$)	Sep-30, 2020	Sep-30, 2019
Investment in gold – cost	$60,743,750	$39,069,054
Unrealized gain/(loss) on investment in gold	16,234,250	5,100,186

Investment in gold – market value	$76,978,000	$44,169,240

Review of Financial Results

Financial Highlights
(All amounts in the following table and the subsequent paragraphs are in 000’s of US$)	For the year ended Sep-30, 2020	For the year ended Sep-30, 2019	For the year ended Sep-30, 2018
Net realized and change in unrealized gain/(loss) on investment in gold	$13,309,558	$7,385,336	$(2,483,235)

Net income/(loss)	$13,083,928	$7,250,161	$(2,619,535)
Net cash provided by operating activities	$—	$—	$—
The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2020 is made up of a gain of $37,273 on the sale of gold to pay expenses, a realized gain of $2,138,221 on gold distributed for the redemption of Shares, and a change in unrealized appreciation of $11,134,064 on investment in gold.
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

Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s)	Year ended Sep-30, 2020	Year ended Sep-30, 2019	Year ended Sep-30, 2018
Ounces of Gold:
Opening balance	29,737.6	23,863.5	27,799.3
Creations (excluding gold receivable at September 30, 2020 –0; September 30, 2019 –0 and September 30, 2018 – 0)	18,975.6	13,678.0	4,477.1
Redemptions (excluding gold payable at September 30, 2020 – 0; September 30, 2019 –195,999 and September 30, 2018 – 0)	(7,789.1)	(7,705.6)	(8,304.8)
Sales of gold	(128.1)	(98.3)	(108.1)

Closing balance	40,796.0	29,737.6	23,863.5

Gold price per ounce – LBMA Gold Price PM	$1,886.90	$1,485.30	$1,187.25

Market value of gold holdings	$76,978,000	$44,169,240	$28,331,953

Number of Shares (in 000’s):
Opening balance	314,000	252,100	292,500
Creations	201,800	144,900	47,200
Redemptions	(81,400)	(83,000)	(87,600)

Closing balance	434,400	314,000	252,100

On the date of inception of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2020, an additional 201,800,000 Shares (2,018 Baskets), were created in exchange for 18,975,592 ounces of gold, and 81,400,000 Shares (814 Baskets) were redeemed in exchange for 7,657,128 ounces of gold. For accounting purposes, the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.
As at September 30, 2020, the amount of gold owned by the Trust and held by the custodian in its vault was 40,796,015 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $76,978,000,158 based on the LBMA Gold Price PM on September 30, 2020 (cost —$60,743,750,288).
As at September 30, 2019, the amount of gold owned by the Trust and held by the custodian in its vault was 29,737,588 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $44,169,239,649 based on the LBMA Gold Price PM on September 30, 2019 (cost —$39,069,053,854).
As at September 30, 2018, the amount of gold owned by the Trust and held by the custodian in its vault was 23,863,511 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $28,331,953,406 based on the LBMA Gold Price PM on September 30, 2018 (cost –$30,017,228,742).

Cash Flow from Operations
The Trust had no net cash flow from operations in the years ended September 30, 2020, 2019 and 2018. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2020, 2019 and 2018 was the same as those expenses, resulting in a zero cash balance at September 30, 2020, 2019 and 2018.
Off-Balance
Sheet Arrangements
The Trust is not a party to any
off-balance
sheet arrangements.
Cash Resources and Liquidity
At September 30, 2020 and 2019 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
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
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2015 to September 30, 2020 and is based on the LBMA Gold Price PM.

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods for the three years ended September 30, 2020, 2019 and 2018, and for the period from November 12, 2004 (the date of inception of the Trust) through September 30, 2020, based on the LBMA Gold Price when available from March 20, 2015 and previously the London Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to December 31, 2017	$1,275.42	$1,303.30	Oct 16, 2017	$1,240.90	Dec 12, 2017	$1,296.50	Dec 29, 2017
Three months to March 31, 2018	$1,329.29	$1,354.95	Jan 25, 2018	$1,307.75	Mar 1, 2018	$1,323.85	Mar 29, 2018
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	June 29, 2018	$1,250.45	June 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	June 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	July 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	June 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020

Twelve months ended September 30, 2018	$1,280.65	$1,354.95	Jan 25, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Twelve months ended September 30, 2019	$1,329.69	$1,546.10	Sep 4, 2019	$1,185.55	Oct 9, 2018	$1,485.30	Sep 30, 2019
Twelve months ended September 30, 2020	$1,672.83	$2,067.15	Aug 6, 2020	$1,452.05	Nov 12, 2019	$1,886.90	Sep 30, 2020

November 12, 2004 to September 30, 2020	$1,160.13	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,886.90	Sep 30, 2020

(1)
The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)
There was no LBMA Gold Price PM on the last business day of December 2018 and 2019. The LBMA Gold Price AM on the last business day of December 2018 and 2019 was $1,281.65 and $1,523.00, respectively. The Net Asset Value of the Trust on December 31, 2018 and December 31, 2019 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2020.
Item 9A.
Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act
Rule 13a-15(e).
Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2020, the Trust’s disclosure controls and procedures were effective.
Change in Internal Control Over Financial Reporting
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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
The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2020.
KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2020 included in this
Form 10-K,
as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2020.
November 23, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR
®
Gold Trust and the Board of Directors of World Gold Trust Services, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited SPDR
®
Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial condition of the Trust, including the schedules of investment, as of September 30, 2020 and 2019, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the financial statements), and our report dated November 23, 2020 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The management of World Gold Trust
Services
, LLC (the Trust’s sponsor) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 23, 2020

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
Joseph R. Cavatoni is the Principal Executive Officer and Brandon Woods is the Principal Financial and Accounting Officer of the Sponsor. The Board of Directors of the Sponsor consists of four individuals, of whom three serve on its Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.
Joseph R. Cavatoni
,
age 52,
is the Principal Executive Officer of the Sponsor. He is also the Principal Executive Officer of WGC USA Asset Management Company, LLC (“WGCAM”) and President of WGC USA, Inc. (“WGC USA”), both affiliates of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September 2016. Prior to that, from April 2009 to December 2015 he served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.
Brandon Woods
,
age 39, is the Funds Chief Operating Officer. He is also the Principal Financial and Accounting Officer of the Sponsor. He joined World Gold Council as Head of Compliance and Regulatory Reporting in May 2017. From September 2015 to April 2017, he was Vice President and Head of Hedge Fund Operations at iCapital Network, Inc. Prior thereto, he was Senior Vice President of Fund Services from March 2013 to February 2015, and Vice President of Fund Services from October 2011 to March 2013 at Meridian Fund Services, LLC. Mr. Woods holds a Bachelor of Business Administration.
William J. Shea
, age 72, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.
The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.
Carlos Rodriguez
, age 47, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has served as a Director on the Board of Directors of WGCAM since February 25, 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit
institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.
The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as a director of WGCAM.
David Tait
, age 58, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of World Gold Council, the parent company of the Sponsor since January 2019, and as a Director on the Board of Directors of WGCAM since February 25, 2019. Prior to joining World Gold Council, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.
The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGCAM.
Neal Wolkoff
, age 65, has served as a Director on the Board of Directors of the Sponsor since January 2013, and is a member of the Board’s Audit Committee. Mr. Wolkoff has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for

Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive
Chairman of that board. Mr. Wolkoff has also served on the Board of Directors and Executive Committee of the National Futures Association. Mr. Wolkoff received a Bachelor of Arts degree and a Juris Doctor degree and is a member of the Bar of the State of New York.
The Sponsor has concluded that Mr. Wolkoff should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles at a major stock exchange and futures exchange, the experience he gained as a trial attorney, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGCAM.
The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents, including its Principal Executive Officer and Principal Financial and Accounting Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 685 Third Avenue, 27th Floor, New York, NY 10017 or calling the Sponsor at (212)
317-3800.
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
Item 13.
Certain Relationships and Related Transactions and Director Independence
Not applicable.
Item 14.
Principal Accounting Fees and Services
Fees for services performed by KPMG LLP for the years ended September 30, 2020 and 2019 were:

	Years Ended September 30,
	2020	2019
Audit fees	$350,600	$342,100
Audit-related fees	110,000	119,500

Total	$460,600	$461,600

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the annual report on Form

10-K
and review of financial statements included in the quarterly reports on Form
10-Q,
and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. As our Shares are also listed on the Hong Kong Exchanges and Clearing Limited, KPMG LLP is a Public Interest Entity Auditor recognized in accordance with the Financial Reporting Council Ordinance.
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2020, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV
Item 15.
Exhibits and Financial Statements Schedules
1.    Financial Statements
See Index to Financial Statements on

for a list of the financial statements being filed herein.
2.    Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.
3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

4.1	Trust Indenture dated November 12, 2004.	10-K	4.1	9/30/07

4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007.	8-K	4.1	12/13/07

4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008.	10-K	4.1.2	9/30/08

4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011.	8-K	4.1	6/1/11

4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014.	8-K	4.1	6/19/14

4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015.	8-K	4.1.5	3/20/15

4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015.	8-K	4.1.6	7/14/15

4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017.	8-K	4.1.7	9/11/17

4.1.8	Amendment No. 8 to Trust Indenture dated February 6, 2020.	10-Q	4.1.8	2/7/20

4.2	Form of Participant Agreement.	S-1	4.2	11/8/04

4.2.1	Amendment No. 1 to Participant Agreements.	8-K	4.2	12/13/07

4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008.	10-K	4.2.2	9/30/08

4.2.3	Amendment No. 3 to Participant Agreements dated July 18, 2014.	8-K	4.2.3	7/22/14

4.2.4	Amendment No. 4 to Participant Agreements dated September 5, 2017.	10-K	4.2.4	9/30/17

4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004.	10-K	4.3	9/30/07

4.4*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Third Amended and Restated Allocated Bullion Account Agreement dated August 18, 2020.	S-3	10.1	8/18/20

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.2	Second Amended and Restated Unallocated Bullion Account Agreement dated July 17, 2015.	8-K	10.2	7/17/15

10.3	Form of Participant Unallocated Bullion Account Agreement.	S-1	4.2 (Attachment B)	11/8/04

10.3.1	Form of Amendment to Participant Unallocated Bullion Account Agreement dated November 26, 2007.	10-K	10.3.1	9/30/08

10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement effective May 20, 2008.	S-3	10.3.1	5/20/08

10.4	Depository Agreement dated November 11, 2004.	10-K	10.4	9/30/07

10.5	License Agreement	S-1	10.5	9/26/03

10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015.	8-K	10.6	7/17/15

10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018.	10-Q	10.6.1	8/7/18

10.8	WGC/WGTS License Agreement dated November 16, 2004.	10-K	10.8	9/30/07

10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008.	10-K	10.8.1	9/30/08

10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004.	10-K	10.10	9/30/07

10.12	SPDR Sublicense Agreement dated May 20, 2008.	10-K	10.12	9/30/08

10.13	Novation Agreement dated June 4, 2014.	8-K	10.13	11/21/14

23.1*	Consent of KPMG LLP.

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
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

/s/ Brandon Woods
Brandon Woods Principal Financial and Accounting Officer*

/s/ David Tait
David Tait Director*

/s/ William J. Shea
William J. Shea Director*

/s/ Neal Wolkoff
Neal Wolkoff Director*

/s/ Carlos Rodriguez
Carlos Rodriguez Director*
Date: November 23, 2020

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the registrant.

SPDR
®
GOLD TRUST
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR
®
Gold Trust and the Board of Directors of World Gold Trust Services, LLC:
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of SPDR
®
Gold Trust (the Trust), including the schedules of investment, as of September 30, 2020 and 2019, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2020 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2020 and 2019, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2020 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of World Gold Trust
Services
, LLC (the Trust’s sponsor). Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the schedule of investment, as of September 30, 2020, the Trust’s market value of gold holdings was $77.0 billion, representing 100% of the Trust’s total assets. All of the gold holdings, which were 40.8 million ounces as of September 30, 2020, were held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2020.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of September 30, 2020. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodian’s location by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and the custodian’s records.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2010.
New York, New York
November 23, 2020

SPDR
®
GOLD TRUST
Statements of Financial Condition
at September 30, 2020 and 2019

(Amounts in 000’s of US$ except for share data)	Sep-30, 2020	Sep-30, 2019
ASSETS
Investment in Gold, at fair value (cost $60,743,750 and $39,069,054 at September 30, 2020 and 2019, respectively)	$76,978,000	$44,169,240

Total Assets	$76,978,000	$44,169,240

LIABILITIES
Accounts payable to Sponsor	$25,449	$14,241
Gold payable	–	195,999

Total Liabilities	$25,449	$210,240

Net Assets	$76,952,551	$43,959,000

Shares issued and outstanding (1)	434,400,000	314,000,000
Net asset value per Share	$177.15	$140.00
See notes to the financial statements.

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)

September 30, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	40,796.0	$60,743,750	$76,978,000	100.03%

Total Investment		$60,743,750	$76,978,000	100.03%
Liabilities in excess of other assets			(25,449)	(0.03)%

Net Assets			$76,952,551	100.00%

September 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets

Investment in Gold	29,737.6	$39,069,054	$44,169,240	100.48%

Total Investment		$39,069,054	$44,169,240	100.48%
Liabilities in excess of other assets			(210,240)	(0.48)%

Net Assets			$43,959,000	100.00%

See notes to the financial statements.

SPDR
®
GOLD TRUST
Statements of Operations
For the years ended September 30, 2020, 2019, and 2018

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018
EXPENSES
Sponsor fees	$225,630	$135,175	$136,300

Total expenses	225,630	135,175	136,300

Net investment loss	(225,630)	(135,175)	(136,300)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	37,273	6,023	2,987
Net realized gain/(loss) from gold distributed for the redemption of shares	2,138,221	593,851	147,334
Net change in unrealized appreciation/(depreciation) on investment in gold	11,134,064	6,785,462	(2,633,556)

Net realized and change in unrealized gain/(loss) on investment in gold	13,309,558	7,385,336	(2,483,235)

Net income/(loss)	$13,083,928	$7,250,161	$(2,619,535)

Net income/(loss) per share	$36.89	$27.00	$(9.35)

Weighted average number of shares (in 000’s)	354,701	268,483	280,153

See notes to the financial statements.

SPDR
®
GOLD TRUST
Statements of Cash Flows
For the years ended September 30, 2020, 2019, and 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds received from sales of gold	$214,422	$130,368	$138,586
Expenses paid	(214,422)	(130,368)	(138,586)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$32,600,221	$18,906,803	$5,853,569

Value of gold distributed for redemption of shares-net of change in gold payable	$12,886,597	$10,324,484	$10,569,020

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$13,083,928	$7,250,161	$(2,619,535)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	214,422	130,368	138,586
Net realized (gain)/loss from investment in gold sold to pay expenses	(37,273)	(6,023)	(2,987)
Net realized (gain)/loss from gold distributed for the redemption of shares	(2,138,221)	(593,851)	(147,334)
Net change in unrealized (appreciation)/depreciation on investment in gold	(11,134,064)	(6,785,462)	2,633,556
Increase/(Decrease) in accounts payable to Sponsor	11,208	4,807	(2,286)

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR
®
GOLD TRUST
Statements of Changes in Net Assets
For the years ended September 30, 2020, 2019 and 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018
Net Assets - Opening Balance	$43,959,000	$28,322,519	$35,657,505
Creations	32,600,221	18,906,803	5,853,569
Redemptions	(12,690,598)	(10,520,483)	(10,569,020)
Net investment loss	(225,630)	(135,175)	(136,300)
Net realized gain/(loss) from investment in gold sold to pay expenses	37,273	6,023	2,987
Net realized gain/(loss) from gold distributed for the redemption of shares	2,138,221	593,851	147,334
Net change in unrealized appreciation/(depreciation) on investment in gold	11,134,064	6,785,462	(2,633,556)

Net Assets - Closing Balance	$76,952,551	$43,959,000	$28,322,519

See notes to the financial statements.

Notes to the Financial Statements

1.	Organization
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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3
Investment in Gold	$76,978,000	$—	$—

Total	$76,978,000	$—	$—

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$44,169,240	$—	$—

Total	$44,169,240	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2020 and 2019.
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
Gold is held by HSBC Bank plc, on behalf of the Trust, 100% of which is allocated gold in the form of good delivery gold bars which includes gold held with a subcustodian. During the year ended September 30, 2020, some gold was held with a subcustodian (the Bank of England) from April 15, 2020 to August 1
3
, 2020. Since August 1
3
, 2020, subcustodians have not held any gold on behalf of the Trust. During the year ended September 30, 2019, no gold was held by a subcustodian.

2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2020	Sep-30, 2019
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2020	Sep-30, 2019
Gold payable	$—	$195,999

2.6.	Creations and Redemptions of Shares
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
As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the years ended September 30, 2020, 2019 and 2018 are as follows:

(All amounts are in 000’s)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018
Activity in Number of Shares Created and Redeemed:
Creations	201,800	144,900	47,200
Redemptions	(81,400)	(83,000)	(87,600)

Net Change in Number of Shares Created and Redeemed	120,400	61,900	(40,400)

(Amounts in 000’s of US$)	Year Ended Sep-30, 20 20	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$32,600,221	$18,906,803	$5,853,569
Redemptions	(12,690,598)	(10,520,483)	(10,569,020)

Net Change in Value of Shares Created and Redeemed	$19,909,623	$8,386,320	$(4,715,451)

2.7.	Income and Expense (Amounts in 000’s of US$)
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
The Trust’s net realized and change in unrealized appreciation/(depreciation) on investment in gold for the year ended September 30, 2020 of $13,309,558 is made up of a realized gain of $37,273 from the sale of gold to pay expenses, a realized gain of $2,138,221 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $11,134,064 on investment in gold.
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
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 or 2019.
The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2020, the 2019, 2018, and 2017 tax years remain open for examination. There are no examinations in progress at period end.

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

3.	Quarterly Statements of Operations

Fiscal Period Ended September 30, 2020	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec-31, 2019	Mar-31, 2020	Jun-30, 2020	Sep-30, 2020	Year Ended Sep-30, 2020
EXPENSES
Sponsor fees	$43,274	$46,472	$59,373	$76,511	$225,630

Total expenses	43,274	46,472	59,373	76,511	225,630

Net investment loss	(43,274)	(46,472)	(59,373)	(76,511)	(225,630)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	4,663	6,379	9,602	16,629	37,273
Net realized gain/(loss) from gold distributed for the redemption of shares	280,217	660,138	234,654	963,212	2,138,221
Net change in unrealized appreciation/(depreciation) on investment in gold	775,897	1,725,878	5,106,297	3,525,992	11,134,064

Net realized and change in unrealized gain/(loss) on investment in gold	1,060,777	2,392,395	5,350,553	4,505,833	13,309,558

Net income/(loss)	$1,017,503	$2,345,923	$5,291,180	$4,429,322	$13,083,928

Net income/(loss) per share	$3.30	$7.47	$14.23	$10.43	$36.89

Weighted average number of shares (in 000’s)	308,139	313,959	371,913	424,538	354,701

Fiscal Period Ended September 30, 2019	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec-31, 2018	Mar-31, 2019	Jun-30, 2019	Sep-30, 2019	Year Ended Sep-30, 2019
EXPENSES
Sponsor fees	$30,168	$32,745	$31,689	$40,573	$135,175

Total expenses	30,168	32,745	31,689	40,573	135,175

Net investment loss	(30,168)	(32,745)	(31,689)	(40,573)	(135,175)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(823)	1,092	930	4,824	6,023
Net realized gain/(loss) from gold distributed for the redemption of shares	(37,588)	120,555	98,484	412,400	593,851
Net change in unrealized appreciation/(depreciation) on investment in gold	2,350,861	255,938	2,677,530	1,501,133	6,785,462

Net realized and change in unrealized gain/(loss) on investment in gold	2,312,450	377,585	2,776,944	1,918,357	7,385,336

Net income/(loss)	$2,282,282	$344,840	$2,745,255	$1,877,784	$7,250,161

Net income/(loss) per share	$8.87	$1.28	$10.68	$6.48	$27.00

Weighted average number of shares (in 000’s)	257,432	269,552	257,056	289,791	268,483

4.	Related Parties – Sponsor and Trustee
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

7. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2020, 2019 and 2018. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018
Net Asset Value
Net asset value per Share, beginning of period	$140.00	$112.35	$121.91

Net investment income/(loss)	(0.64)	(0.50)	(0.49)
Net Realized and Change in Unrealized Gain/(Loss)	37.79	28.15	(9.07)

Net Income/(Loss)	37.15	27.65	(9.56)

Net asset value per Share, end of period	$177.15	$140.00	$112.35

Market value per Share, beginning of period	$138.87	$112.76	$121.58

Market value per Share, end of period	$177.12	$138.87	$112.76

Ratio to average net assets
Net Investment loss	(0.40)%	(0.40)%	(0.40)%

Gross expenses	0.40%	0.40%	0.40%

Net expenses	0.40%	0.40%	0.40%

Total Return, at net asset value	26.54%	24.61%	(7.84)%

Total Return, at market value	27.54%	23.16%	(7.25)%