Form 10-Q
period 2021-03-31
SPDR GOLD TRUST
filed 2021-05-06
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2021

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
of the Exchange Act).    Yes  ☐    No  ☒
As of May
5
, 2021, the Registrant had
349,900,000
 Shares outstanding.

SPDR
®
GOLD TRUST

SPDR
®
GOLD TRUST
PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)
Statements of Financial Condition
at March 31, 2021 (unaudited) and September 30, 2020

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2021	Sep-30, 2020
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $50,782,720 and $60,743,750 at March 31, 2021 and September 30, 2020, respectively)	$56,407,524	$76,978,000

Total Assets	$56,407,524	$76,978,000

LIABILITIES
Accounts payable to Sponsor	$19,819	$25,449

Total Liabilities	$19,819	$25,449

Net Assets	$56,387,705	$76,952,551

Shares issued and outstanding (1)	355,900,000	434,400,000
Net asset value per Share	$158.44	$177.15

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)
March 31, 2021
(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	33,356.5	$50,782,720	$56,407,524	100.04%

Total Investment		$50,782,720	$56,407,524	100.04%
Liabilities in excess of other assets			(19,819)	(0.04)%

Net Assets			$56,387,705	100.00%

September 30, 2020

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	40,796.0	$60,743,750	$76,978,000	100.03%

Total Investment		$60,743,750	$76,978,000	100.03%
Liabilities in excess of other assets			(25,449)	(0.03)%

Net Assets			$76,952,551	100.00%

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Operations
For the three and six months ended March 31, 2021 and March 31, 2020

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2021	Three Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$63,969	$46,472	$138,500	$89,746

Total expenses	63,969	46,472	138,500	89,746

Net investment loss	(63,969)	(46,472)	(138,500)	(89,746)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	10,367	6,379	25,666	11,042
Net realized gain/(loss) from gold distributed for the redemption of shares	1,713,199	660,138	3,380,697	940,355
Net change in unrealized appreciation/(depreciation) on investment in gold	(8,950,053)	1,725,878	(10,609,446)	2,501,775

Net realized and change in unrealized gain/(loss) on investment in gold	(7,226,487)	2,392,395	(7,203,083)	3,453,172

Net income/(loss)	$(7,290,456)	$2,345,923	$(7,341,583)	$3,363,426

Net income/(loss) per share	$(18.97)	$7.47	$(18.26)	$10.81
Weighted average number of shares (in 000’s)	384,292	313,959	402,038	311,033
See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Cash Flows
For the three and six months ended March 31, 2021 and March 31, 2020

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2021	Three Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$68,011	$44,472	$144,130	$87,682
Cash expenses paid	(68,011)	(44,472)	(144,130)	(87,682)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$3,952,347	$8,374,253	$6,713,466	$9,756,622

Value of gold distributed for redemption of shares-net of change in gold payable	$11,378,699	$4,560,046	$19,936,729	$7,390,313

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2021	Three Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(7,290,456)	$2,345,923	$(7,341,583)	$3,363,426
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	68,011	44,472	144,130	87,682
Net realized (gain)/loss from investment in gold sold to pay expenses	(10,367)	(6,379)	(25,666)	(11,042)
Net realized (gain)/loss from gold distributed for the redemption of shares	(1,713,199)	(660,138)	(3,380,697)	(940,355)
Net change in unrealized (appreciation)/depreciation on investment in gold	8,950,053	(1,725,878)	10,609,446	(2,501,775)
Increase/(Decrease) in accounts payable to Sponsor	(4,042)	2,000	(5,630)	2,064

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Changes in Net Assets
For the three and six months ended March 31, 2021 and March 31, 2020

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2021	Three Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$71,157,721	$43,724,604	$76,952,551	$43,959,000
Creations	3,899,139	8,555,872	6,713,466	9,938,241
Redemptions	(11,378,699)	(4,620,586)	(19,936,729)	(7,254,854)
Net investment loss	(63,969)	(46,472)	(138,500)	(89,746)
Net realized gain/(loss) from investment in gold sold to pay expenses	10,367	6,379	25,666	11,042
Net realized gain/(loss) from gold distributed for the redemption of shares	1,713,199	660,138	3,380,697	940,355
Net change in unrealized appreciation/(depreciation) on investment in gold	(8,950,053)	1,725,878	(10,609,446)	2,501,775

Net Assets - Closing Balance	$56,387,705	$50,005,813	$56,387,705	$50,005,813

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
The Statements of Financial Condition and Schedules of Investment at March 31, 2021 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three and six months ended March 31, 2021 and 2020 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2021 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form
10-K
for the fiscal year ended September 30, 2020. The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year.

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
For accounting purposes only, the Trust is an investment company and, therefore, applies the specialized accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust is not registered
a
s an investment company under the Investment Company Act of 1940, as amended.

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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) March 31, 2021	Level 1	Level 2	Level 3
Investment in Gold	$56,407,524	$—	$—

Total	$56,407,524	$—	$—

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3
Investment in Gold	$76,978,000	$—	$—

Total	$76,978,000	$—	$—

There were no transfers between Level 1 and other Levels for the six months ended March 31, 2021 or for the year ended September 30, 2020.
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
Gold is held by the Custodian on behalf of the Trust, 100% of which is allocated gold in the form of good delivery gold bars which includes gold held with a subcustodian. During the six months ended March 31, 2021, no gold was held by a subcustodian.

2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2021	Sep-30, 2020
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2021	Sep-30, 2020
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares
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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the six months ended March 31, 2021 and March 31, 2020 are as follows:

(Amounts are in 000’s)	Six Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2020
Activity in Number of Shares Created and Redeemed:
Creations	38,400	66,800
Redemptions	(116,900)	(50,400)

Net Change in Number of Shares Created and Redeemed	(78,500)	16,400

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2020
Activity in Value of Shares Created and Redeemed:
Creations	$6,713,466	$9,938,241
Redemptions	(19,936,729)	(7,254,854)

Net change in Value of Shares Created and Redeemed	$(13,223,263)	$2,683,387

2.7.	Income and Expense (Amounts in 000’s of US$)
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
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2021 of $(7,203,083) is made up of a realized gain of $25,666 from the sale of gold to pay expenses, a realized gain of $3,380,697 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of
$(
10,609,446
) on investment in gold.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2020 of $3,453,172 is made up of a realized gain of $11,042 from the sale of gold to pay expenses, a realized gain of $940,355 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $2,501,775 on investment in gold.

2.8.	Income Taxes
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2021 or September 30, 2020.

 The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2021, the 2019, 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.

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
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended March 31, 2021 and March 31, 2020, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Mar-31, 2021	Three Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$177.36	$143.41	$177.15	$140.00
Net investment income/(loss)	(0.17)	(0.15)	(0.35)	(0.29)
Net Realized and Change in Unrealized Gain/(Loss)	(18.75)	8.09	(18.36)	11.64

Net Income/(Loss)	(18.92)	7.94	(18.71)	11.35

Net asset value per Share, end of period	$158.44	$151.35	$158.44	$151.35

Market value per Share, beginning of period	$178.36	$142.90	$177.12	$138.87

Market value per Share, end of period	$159.96	$148.05	$159.96	$148.05

Ratio to average net assets
Net investment loss (1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%

Gross expenses (1)	0.40%	0.40%	0.40%	0.40%

Net expenses (1)	0.40%	0.40%	0.40%	0.40%

Total Return, at net asset value (2)	(10.67)%	5.54%	(10.56)%	8.11%

Total Return, at market value (2)	(10.32)%	3.60%	(9.69)%	6.61%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Share price & NAV v. gold price – November 18, 2004 to March 31, 2021

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
Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. On October 7, 2020, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on February 24, 2020. The results can be found on
www.spdrgoldshares.com
. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.
Results of Operations
In the three months ended March 31, 2021, an additional 22,600,000 Shares (226 Baskets) were created in exchange for 2,118,994.0 ounces of gold, 67,900,000 Shares (679 Baskets) were redeemed in exchange for 6,364,791.0 ounces of gold, and 38,000.2 ounces of gold were sold to pay expenses.
At March 31, 2021, the amount of gold owned by the Trust and held by the Custodian in its vault was 33,356,509 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $56,407,523,950 based on the LBMA Gold Price PM on March 31, 2021 (cost—$50,782,719,858).
At September 30, 2020, the amount of gold owned by the Trust and held by the Custodian in its vault was 40,796,015 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $76,978,000,158 based on the LBMA Gold Price PM on September 30, 2020 (cost—$60,743,750,288).
Cash Resources and Liquidity
At March 31, 2021, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from April 1, 2016 to March 31, 2021 and is based on the LBMA Gold Price PM when available.
Daily Gold Price - April 1, 2016 - March 31, 2021
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through March 31, 2021, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	June 29, 2018	$1,250.45	June 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021

Twelve months ended March 31, 2019	$1,262.09	$1,351.45	Apr 18, 2018	$1,178.40	Aug 17, 2018	$1,295.40	Mar 29, 2019
Twelve months ended March 31, 2020	$1,463.10	$1,683.65	Mar 6, 2020	$1,269.50	Apr 23, 2019	$1,608.95	Mar 31, 2020
Twelve months ended March 31, 2021	$1,823.35	$2,067.15	Aug 6, 2020	$1,576.55	Apr 1, 2020	$1,691.05	Mar 31, 2021

November 12, 2004 to March 31, 2021	$1,180.64	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,691.05	Mar 31, 2021

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

c)
As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2021, 17,088 Baskets (1,708,800,000 Shares) have been created and 13,529 Baskets (1,352,900,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
1/1/21 to 1/31/21	20,200,000	.09377
2/1/21 to 2/28/21	23,500,000	.09374
3/1/21 to 3/31/21	24,200,000	.09371

Total	67,900,000	.09374

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation
S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
May 6, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.