Form 10-K
period 2021-09-30
SPDR GOLD TRUST
filed 2021-11-24
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant’s common stock held by
non-affiliates
of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2021 as reported by the NYSE Arca, Inc. on that date: $56,387,705,000.
Number of shares of the registrant’s common stock outstanding as of November 23, 2021: 340,900,000

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
THE LBMA GOLD PRICE, WHICH IS ADMINISTERED AND PUBLISHED BY ICE BENCHMARK ADMINISTRATION LIMITED (“IBA”), SERVES AS, OR AS PART OF, AN INPUT OR UNDERLYING REFERENCE FOR SPDR
®
GOLD TRUST.
LBMA GOLD PRICE IS A TRADE MARK OF PRECIOUS METALS PRICES LIMITED, AND IS LICENSED TO IBA AS THE ADMINISTRATOR OF THE LBMA GOLD PRICE. ICE BENCHMARK ADMINSTRATION IS A TRADE MARK OF IBA AND/OR ITS AFFILIATES. THE LBMA GOLD PRICE PM, AND THE TRADE MARKS LBMA GOLD PRICE AND ICE BENCHMARK ADMINISTRATION, ARE USED BY SPDR
®
GOLD TRUST WITH PERMISSION UNDER LICENCE BY IBA.
IBA AND ITS AFFILIATES MAKE NO CLAIM, PREDICATION, WARRANTY OR REPRESENTATION WHATSOEVER, EXPRESS OR IMPLIED, AS TO THE RESULTS TO BE OBTAINED FROM ANY USE OF THE LBMA GOLD PRICE, OR THE APPROPRIATENESS OR SUITABILITY OF THE LBMA GOLD PRICE FOR ANY PARTICULAR PURPOSE TO WHICH IT MIGHT BE PUT, INCLUDING WITH RESPECT TO SPDR
®
GOLD TRUST. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ALL IMPLIED TERMS, CONDITIONS AND WARRANTIES, INCLUDING, WITHOUT LIMITATION, AS TO QUALITY, MERCHANTABILITY, FITNESS FOR PURPOSE, TITLE OR NON-INFRINGEMENT, IN RELATION TO THE LBMA GOLD PRICE, ARE HEREBY EXCLUDED AND NONE OF IBA OR ANY OF

i

ITS AFFILIATES WILL BE LIABLE IN CONTRACT OR TORT (INCLUDING NEGLIGENCE), FOR BREACH OF STATUTORY DUTY OR NUISANCE, FOR MISREPRESENTATION, OR UNDER ANTITRUST LAWS OR OTHERWISE, IN RESPECT OF ANY INACCURACIES, ERRORS, OMISSIONS, DELAYS, FAILURES, CESSATIONS OR CHANGES (MATERIAL OR OTHERWISE) IN THE LBMA GOLD PRICE, OR FOR ANY DAMAGE, EXPENSE OR OTHER LOSS (WHETHER DIRECT OR INDIRECT) YOU MAY SUFFER ARISING OUT OF OR IN CONNECTION WITH THE LBMA GOLD PRICE OR ANY RELIANCE YOU MAY PLACE UPON IT.

ii

iii

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
The Gold Industry
Gold Supply and Demand
Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the
Gold Focus 2021
1
.

1
Gold Focus 2021
is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this prospectus “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

World Gold Supply and Demand (2016—2020)

Tonnes	2016	2017	2018	2019	2020
SUPPLY
Mine Production	3,512	3,576	3,653	3,597	3,478
Recycling	1,233	1,111	1,132	1,272	1,279
Net Hedging Supply	38	—	—	6	—
Total Supply	4,783	4,688	4,785	4,876	4,757
DEMAND
Jewelry Fabrication	2,019	2,257	2,285	2,138	1,328
Industrial Demand	323	333	335	326	302
Net Physical Investment	1,062	1,035	1,067	844	892
Net Hedging Demand	—	26	12	—	52
Net Official Sector Buying	395	379	656	606	262
Total Demand	3,798	4,029	4,355	3,914	2,837
Market Balance	984	659	430	962	1,921
Net Investment in ETPs	541	272	70	398	887
Market Balance less ETPs	443	387	360	564	1,034
Gold Price (US$/oz, London)	1,251	1,257	1,268	1,393	1,770

Source: Metals Focus Gold Focus 2021
Sources of Gold Supply
Based on data from
Gold Focus 2021
, gold supply averaged 4,777.8 tonnes per year between 2016 and 2020. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,563 tonnes per year from 2016 through 2020. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,205 tonnes annually between 2016 through 2020.
Sources of Gold Demand
Based on data from
Gold Focus 2021
, gold demand averaged 3,786 tonnes per year between 2016 and 2020. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2016 through 2020 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.
Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.
Between 2016 and 2020, according to
Gold Focus 2021
, central bank purchases averaged 460 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.
Operation of the Gold Bullion Market
The global trade in gold consists of
over-the-counter
(“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

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

2	http://www.lbma.org.uk/aboutmembership

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

Movements in the Price of Gold
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2021, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

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
The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agreed to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. The Sponsor’s fees were $257,594,631 for the year ended September 30, 2021.
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
The Marketing Agent Agreement expires on July 17, 2022 and thereafter automatically renews for successive two-year
periods unless terminated in accordance with that agreement by either party twelve months prior to the end of the then-current term. If the Sponsor or Marketing Agent terminates that agreement for certain reasons specified in it, the Sponsor is required to pay the Marketing Agent the present market value of the future payments the Marketing Agent would otherwise receive under that agreement over the subsequent five-year period.
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
The global parent company of HSBC is HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England. HSBC Group had $181 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of June 30, 2021.
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
The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Trust’s gold until it can be transported to the Custodian’s vault. The subcustodians that the Custodian may utilize are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, ICBC Standard Bank Plc, JPMorgan Chase Bank and UBS AG. During the year ended September 30, 2021, no gold was held by a subcustodian.
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

ERISA and Related Considerations
The Employee Retirement Income Security Act of 1974, as amended, or (“ERISA”), and/or Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements that are subject to ERISA or the Code, including IRAs and annuities, retirement plans for self-employed individuals
(so-called
Keogh plans), and certain collective investment funds and insurance company general or separate accounts in which such plans or arrangements are invested, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code but may be subject to substantially similar rules under state or other federal law.
In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) whether the investment would constitute a direct or indirect “prohibited transaction” with a “party in interest” or “disqualified person,” as described in ERISA section 406 or Section 4975 of the Code, as applicable, that is not otherwise subject to a statutory exemption or prohibited transaction exemption issued by the Department of Labor; (3) the Plan’s funding objectives; and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. The Shares constitute “publicly-offered securities” as defined in Department of Labor Regulations §
2510.3-
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
Item 1B.
Unresolved Staff Comments
Not applicable.
Item 2.
Properties
Not applicable.
Item 3.
Legal Proceedings
Not applicable.
Item 4.
Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant ’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
Holders of Record
As of October 31, 2021, there were approximately 181 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Issuer Purchase of Shares
Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 161,600,000 Shares (1,616 Baskets) during the year ended September 30, 2021, including 25,500,000 Shares (255 Baskets) for the three months ended September 30, 2021 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
7/1/21 to 7/31/21	7,600,000	.09359
8/1/21 to 8/31/21	11,100,000	.09355
9/1/21 to 9/30/21	6,800,000	.09351

TOTAL	25,500,000	.09355

Item 6. [Reserved]
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
Share price & NAV v. gold price – November 18, 2004 to September 30, 2021

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
Inspectorate conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. On October 5, 2021, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on April 16, 2021. The results can be found on
www.spdrgoldshares.com
. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains/(losses) on the Trust’s gold holdings at September 30, 2021 and 2020:

(Amount in 000’s of US$)	Sep-30, 2021	Sep-30, 2020
Investment in gold – cost	$49,227,344	$60,743,750
Unrealized gain/(loss) on investment in gold	6,246,679	16,234,250

Investment in gold – market value	$55,474,023	$76,978,000

Review of Financial Results

Financial Highlights
(All amounts in the following table and the subsequent paragraphs are in 000’s of US$)	For the year ended Sep-30, 2021	For the year ended Sep-30, 2020	For the year ended Sep-30, 2019
Net realized and change in unrealized gain/(loss) on investment in gold	$(5,488,874)	$13,309,558	$7,385,336

Net income/(loss)	$(5,746,469)	$13,083,928	$7,250,161
Net cash provided by operating activities	$—	$—	$—
The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2021 is made up of a gain of $43,413 on the sale of gold to pay expenses, a realized gain of $4,455,284 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $9,987,571 on investment in gold.
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
Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s)	Year ended Sep-30, 2021	Year ended Sep-30, 2020	Year ended Sep-30, 2019
Ounces of Gold:
Opening balance	40,796.0	29,737.6	23,863.5
Creations (excluding gold receivable at September 30, 2021 –0; September 30, 2020 –0 and September 30, 2019 –0)	6,325.9	18,975.6	13,678.0
Redemptions (excluding gold payable at September 30, 2021 – 0; September 30, 2020 – 0 and September 30, 2019 –195,999)	(15,146.2)	(7,789.1)	(7,705.6)
Sales of gold	(145.3)	(128.1)	(98.3)

Closing balance	31,830.4	40,796.0	29,737.6

Gold price per ounce – LBMA Gold Price PM	$1,742.80	$1,886.90	$1,485.30

Market value of gold holdings	$55,474,023	$76,978,000	$44,169,240

Number of Shares (in 000’s):
Opening balance	434,400	314,000	252,100
Creations	67,500	201,800	144,900
Redemptions	(161,600)	(81,400)	(83,000)

Closing balance	340,300	434,400	314,000

On the date of inception of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2021, an additional 67,500,000 Shares (675 Baskets), were created in exchange for 6,325,889 ounces of gold, and 161,600,000 Shares (1,616 Baskets) were redeemed in exchange for 15,146,200 ounces of gold. For accounting purposes, the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.
As at September 30, 2021, the amount of gold owned by the Trust and held by the custodian in its vault was 31,830,401 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $55,474,022,504 based on the LBMA Gold Price PM on September 30, 2021 (cost —$49,227,343,846).
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
Cash Flow from Operations
The Trust had no net cash flow from operations in the years ended September 30, 2021, 2020 and 2019. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2021, 2020 and 2019 was the same as those expenses, resulting in a zero cash balance at September 30, 2021, 2020 and 2019.
Off-Balance
Sheet Arrangements
The Trust is not a party to any
off-balance
sheet arrangements.
Cash Resources and Liquidity
At September 30, 2021 and 2020 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2016 to September 30, 2021 and is based on the LBMA Gold Price PM.

The average high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from November 12, 2004 (the date of inception of the Trust) through September 30, 2021, based on the LBMA Gold Price when available from March 20, 2015 and previously the London Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	June 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	July 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	June 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	June 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	June 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	July 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021

Twelve months ended September 30, 2019	$1,329.69	$1,546.10	Sep 4, 2019	$1,185.55	Oct 9, 2018	$1,485.30	Sep 30, 2019
Twelve months ended September 30, 2020	$1,672.83	$2,067.15	Aug 6, 2020	$1,452.05	Nov 12, 2019	$1,886.90	Sep 30, 2020
Twelve months ended September 30, 2021	$1,818.12	$1943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,742.80	Sep 30, 2021

November 12, 2004 to September 30, 2021	$1,199.15	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,742.80	Sep 30, 2021

(1)
The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)
There was no LBMA Gold Price PM on the last business day of December 2020, 2019 or 2018. The LBMA Gold Price AM on the last business day of December 2020, 2019 and 2018 was $1,891.10, $1,523.00 and $1,281.65, respectively. The Net Asset Value of the Trust on December 31, 2020, 2019 and 2018 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2021.
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
Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2021, the Trust’s disclosure controls and procedures were effective.
Change in Internal Control Over Financial Reporting
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, these internal controls.
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
The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2021.
KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2021 included in this
Form 10-K,
as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2021.
November 24, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR® Gold Trust and the Board of Directors of World Gold Trust Services, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited SPDR® Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial condition of the Trust, including the schedules of investment, as of September 30, 2021 and 2020, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the financial statements), and our report dated November 24, 2021 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The management of World Gold Trust Services, LLC (the Trust’s sponsor) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
New York, New York
November 24, 2021

Item 9B.
Other Information
Not applicable.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
Joseph R. Cavatoni
,
age 53,
is the Principal Executive Officer of the Sponsor. He is also the Principal Executive Officer of WGC USA Asset Management Company, LLC (“WGCAM”) and President of WGC USA, Inc. (“WGC USA”), both affiliates of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September 2016. Prior to that, from April 2009 to December 2015 he served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.
Brandon Woods
,
age 40, is the Funds Chief Operating Officer. He is also the Principal Financial and Accounting Officer of the Sponsor. He joined World Gold Council as Head of Compliance and Regulatory Reporting in May 2017. From September 2015 to April 2017, he was Vice President and Head of Hedge Fund Operations at iCapital Network, Inc. Prior thereto, he was Senior Vice President of Fund Services from March 2013 to February 2015, and Vice President of Fund Services from October 2011 to March 2013 at Meridian Fund Services, LLC. Mr. Woods holds a Bachelor of Business Administration.
William J. Shea
, age 73, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.
The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.
Carlos Rodriguez
, age 48, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has served as a Director on the Board of Directors of WGCAM since February 25, 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit
institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.
The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as a director of WGCAM.
David Tait
, age 59, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of World Gold Council, the parent company of the Sponsor since January 2019, and as a Director on the Board of Directors of WGCAM since February 25, 2019. Prior to joining World Gold Council, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.
The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGCAM.
Neal Wolkoff
, age 66, has served as a Director on the Board of Directors of the Sponsor since January 2013, and is a member of the Board’s Audit Committee. Mr. Wolkoff has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive
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
Item 13.
Certain Relationships and Related Transactions and Director Independence
Not applicable.
Item 14.
Principal Accounting Fees and Services
Fees for services performed by KPMG LLP for the years ended September 30, 2021 and 2020 were:

	Years Ended September 30,
	2021	2020
Audit fees	$330,000	$350,600
Audit-related fees	98,000	110,000

Total	$428,000	$460,600

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
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2021, are made by the Sponsor’s Board of Directors and Audit Committee.

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
Date: November 24, 2021

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the registrant.

SPDR
®
GOLD TRUST
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR
®
Gold Trust and the Board of Directors of World Gold Trust Services, LLC:
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of SPDR
®
Gold Trust (the Trust), including the schedules of investment, as of September 30, 2021 and 2020, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2021 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2021 and 2020, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 24, 2021 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of World Gold Trust Services, LLC (the Trust’s sponsor). Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the schedule of investment, as of September 30, 2021, the Trust’s market value of gold holdings was $55.5 billion, representing 100% of the Trust’s total assets. All of the gold holdings, which were 31.8 million ounces as of September 30, 2021, were held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2021.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of September 30, 2021. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodian’s location by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and the custodian’s records.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2010.
New York, New York
November 24, 2021

SPDR
®
GOLD TRUST
Statements of Financial Condition
at September 30, 2021 and 2020

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2021	Sep-30, 2020
ASSETS
Investments in Gold, at fair value (cost $49,227,344 and $60,743,750 at September 30, 2021 and 2020, respectively)	$55,474,023	$76,978,000

Total Assets	$55,474,023	$76,978,000

LIABILITIES
Accounts payable to Sponsor	$18,749	$25,449

Total Liabilities	$18,749	$25,449

Net Assets	$55,455,274	$76,952,551

Shares issued and outstanding (1)	340,300,000	434,400,000
Net asset value per Share	$162.96	$177.15
See notes to the financial statements.

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

F-
4

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	31,830.4	$49,227,344	$55,474,023	100.03%

Total Investment		$49,227,344	$55,474,023	100.03%
Liabilities in excess of other assets			(18,749)	(0.03)%

Net Assets			$55,455,274	100.00%

September 30, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets

Investment in Gold	40,796.0	$60,743,750	$76,978,000	100.03%

Total Investment		$60,743,750	$76,978,000	100.03%
Liabilities in excess of other assets			(25,449)	(0.03)%

Net Assets			$76,952,551	100.00%

See notes to the financial statements.

F-
5

SPDR
®
GOLD TRUST
Statements of Operations
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019
EXPENSES
Sponsor fees	$257,595	$225,630	$135,175
Total expenses	257,595	225,630	135,175

Net investment loss	(257,595)	(225,630)	(135,175)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	43,413	37,273	6,023
Net realized gain/(loss) from gold distributed for the redemption of shares	4,455,284	2,138,221	593,851
Net change in unrealized appreciation/(depreciation) on investment in gold	(9,987,571)	11,134,064	6,785,462

Net realized and change in unrealized gain/(loss) on investment in gold	(5,488,874)	13,309,558	7,385,336

Net income/(loss)	$(5,746,469)	$13,083,928	$7,250,161

Net income/(loss) per share	$(15.25)	$36.89	$27.00
Weighted average number of shares (in 000’s)	376,931	354,701	268,483
See notes to the financial statements.

F-
6

SPDR
®
GOLD TRUST
Statements of Cash Flows
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$264,295	$214,422	$130,368
Cash expenses paid	(264,295)	(214,422)	(130,368)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$11,694,069	$32,600,221	$18,906,803

Value of gold distributed for redemption of shares-net of change in gold payable	$27,444,877	$12,886,597	$10,324,484

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(5,746,469)	$13,083,928	$7,250,161
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	264,295	214,422	130,368
Net realized (gain)/loss from investment in gold sold to pay expenses	(43,413)	(37,273)	(6,023)
Net realized (gain)/loss from gold distributed for the redemption of shares	(4,455,284)	(2,138,221)	(593,851)
Net change in unrealized (appreciation)/depreciation on investment in gold	9,987,571	(11,134,064)	(6,785,462)
Increase/(Decrease) in accounts payable to Sponsor	(6,700)	11,208	4,807

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

F-
7

SPDR
®
GOLD TRUST
Statements of Changes in Net Assets
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019
Net Assets - Opening Balance	$76,952,551	$43,959,000	$28,322,519
Creations	11,694,069	32,600,221	18,906,803
Redemptions	(27,444,877)	(12,690,598)	(10,520,483)
Net investment loss	(257,595)	(225,630)	(135,175)
Net realized gain/(loss) from investment in gold sold to pay expenses	43,413	37,273	6,023
Net realized gain/(loss) from gold distributed for the redemption of shares	4,455,284	2,138,221	593,851
Net change in unrealized appreciation/(depreciation) on investment in gold	(9,987,571)	11,134,064	6,785,462

Net Assets - Closing Balance	$55,455,274	$76,952,551	$43,959,000

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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2021	Level 1	Level 2	Level 3
Investment in Gold	$55,474,023	$—	$—

Total	$55,474,023	$—	$—

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3
Investment in Gold	$76,978,000	$—	$—

Total	$76,978,000	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2021 and 2020.
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
Gold is held by the Custodian on behalf of the Trust, 100% of which is allocated gold in the form of good delivery gold bars which includes gold held with a subcustodian. During the year ended September 30, 2021, no gold was held by a subcustodian.

F-
10

2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2021	Sep-30, 2020
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2021	Sep-30, 2020
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares
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
As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the years ended September 30, 2021, 2020 and 2019 are as follows:

(Amounts are in 000’s)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019
Activity in Number of Shares Created and Redeemed:
Creations	67,500	201,800	144,900
Redemptions	(161,600)	(81,400)	(83,000)

Net Change in Number of Shares Created and Redeemed	(94,100)	120,400	61,900

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$11,694,069	$32,600,221	$18,906,803
Redemptions	(27,444,877)	(12,690,598)	(10,520,483)

Net change in Value of Shares Created and Redeemed	$(15,750,808)	$19,909,623	$8,386,320

2.7.	Income and Expense (Amounts in 000’s of US$)
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

F-1
1

the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statements of Operations.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2021 of $(5,488,874) is made up of a net
realized gain of $43,413 from the sale of gold to pay expenses, a net
realized gain of $4,455,284 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of $9,987,571 on investment in gold.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2020 of $13,309,558 is made up of a net
realized gain of $37,273 from the sale of gold to pay expenses, a net
realized gain of $2,138,221 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $11,134,064 on investment in gold.

2.8.	Income Taxes
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 or 2020.
The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2021, the 2020, 2019, and 2018 tax years remain open for examination. There were no examinations in progress at period end.

3.	Quarterly Statements of Operations

Fiscal Period Ended September 30, 2021	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Year Ended Sep 30, 2021
EXPENSES
Sponsor fees	$74,531	$63,969	$60,114	$58,981	$257,595

Total expenses	74,531	63,969	60,114	58,981	257,595

Net investment loss	(74,531)	(63,969)	(60,114)	(58,981)	(257,595)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	15,299	10,367	9,137	8,610	43,413
Net realized gain/(loss) from gold distributed for the redemption of shares	1,667,498	1,713,199	495,949	578,638	4,455,284
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,659,393)	(8,950,053)	1,814,442	(1,192,567)	(9,987,571)

Net realized and change in unrealized gain/(loss) on investment in gold	23,404	(7,226,487)	2,319,528	(605,319)	(5,488,874)

Net income/(loss)	$(51,127)	$(7,290,456)	$2,259,414	$(664,300)	$(5,746,469)

Net income/(loss) per share	$(0.12)	$(18.97)	$6.37	$(1.90)	$(15.25)

Weighted average number of shares (in 000’s)	419,398	384,292	354,837	349,115	376,931

F-1
2

Fiscal Period Ended September 30, 2020	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Year Ended Sep 30, 2020
EXPENSES
Sponsor fees	$43,274	$46,472	$59,373	$76,511	$225,630

Total expenses	43,274	46,472	59,373	76,511	225,630

Net investment loss	(43,274)	(46,472)	(59,373)	(76,511)	(225,630)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	4,663	6,379	9,602	16,629	37,273
Net realized gain/(loss) from gold distributed for the redemption of shares	280,217	660,138	234,654	963,212	2,138,221
Net change in unrealized appreciation/(depreciation) on investment in gold	775,897	1,725,878	5,106,297	3,525,992	11,134,064

Net realized and change in unrealized gain/(loss) on investment in gold	1,060,777	2,392,395	5,350,553	4,505,833	13,309,558

Net income/(loss)	$1,017,503	$2,345,923	$5,291,180	$4,429,322	$13,083,928

Net income/(loss) per share	$3.30	$7.47	$14.23	$10.43	$36.89

Weighted average number of shares (in 000’s)	308,139	313,959	371,913	424,538	354,701

4.	Related Parties – Sponsor and Trustee
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

F-1
3

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
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2021, 2020 and 2019, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019
Net Asset Value
Net asset value per Share, beginning of period	$177.15	$140.00	$112.35
Net investment income/(loss)	(0.68)	(0.64)	(0.50)
Net Realized and Change in Unrealized Gain/(Loss)	(13.51)	37.79	28.15

Net Income/(Loss)	(14.19)	37.15	27.65

Net asset value per Share, end of period	$162.96	$177.15	$140.00

Market value per Share, beginning of period	$177.12	$138.87	$112.76

Market value per Share, end of period	$164.22	$177.12	$138.87

Ratio to average net assets
Net investment loss	(0.40)%	(0.40)%	(0.40)%

Gross expenses	0.40%	0.40%	0.40%

Net expenses	0.40%	0.40%	0.40%

Total Return, at net asset value	(8.01)%	26.54%	24.61%

Total Return, at market value	(7.28)%	27.54%	23.16%

F-1
4