Form 10-Q
period 2021-12-31
SPDR GOLD TRUST
filed 2022-02-09
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2021

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
of the Exchange Act).    Yes  ☐    No  ☒
As of February
8
, 2022, the Registrant had
349,800,000
Shares outstanding.

SPDR
®
GOLD TRUST

SPDR
®
GOLD TRUST
PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)
Statements of Financial Condition
at December 31, 2021 (unaudited) and September 30, 2021

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2021	Sep-30, 2021
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $48,753,565 and $49,227,344 at December 31, 2021 and September 30, 2021, respectively)	$57,093,938	$55,474,023

Total Assets	$57,093,938	$55,474,023

LIABILITIES
Accounts payable to Sponsor	$19,128	$18,749

Total Liabilities	$19,128	$18,749

Net Assets	$57,074,810	$55,455,274

Shares issued and outstanding (1)	335,700,000	340,300,000
Net asset value per Share	$170.02	$162.96

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)
December 31, 2021
(unaudited)

	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	31,368.6	$48,753,565	$57,093,938	100.03%

Total Investment		$48,753,565	$57,093,938	100.03%
Liabilities in excess of other assets			(19,128)	(0.03)%

Net Assets			$57,074,810	100.00%

September 30, 2021
	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	31,830.4	$49,227,344	$55,474,023	100.03%

Total Investment		$49,227,344	$55,474,023	100.03%
Liabilities in excess of other assets			(18,749)	(0.03)%

Net Assets			$55,455,274	100.00%

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Operations
For the three months ended December 31, 2021 and 2020

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2021	Three Months Ended Dec-31, 2020
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$57,105	$74,531
Total expenses	57,105	74,531

Net investment loss	(57,105)	(74,531)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	7,317	15,299
Net realized gain/(loss) from gold distributed for the redemption of shares	302,742	1,667,498
Net change in unrealized appreciation/(depreciation) on investment in gold	2,093,694	(1,659,393)

Net realized and change in unrealized gain/(loss) on investment in gold	2,403,753	23,404

Net income/(loss)	$2,346,648	$(51,127)

Net income/(loss) per share	$6.95	$(0.12)
Weighted average number of shares (in 000’s)	337,516	419,398
See notes to the unaudited financial statements

SPDR
®
GOLD TRUST
Unaudited Statements of Cash Flows
For the three months ended December 31, 2021 and 2020

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2021	Three Months Ended Dec-31, 2020
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$56,726	$76,119
Cash expenses paid	(56,726)	(76,119)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$1,633,125	$2,761,119

Value of gold distributed for redemption of shares-net of change in gold payable	$(2,360,237)	$(8,558,030)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2021	Three Months Ended Dec-31, 2020
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$2,346,648	$(51,127)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	56,726	76,119
Net realized (gain)/loss from investment in gold sold to pay expenses	(7,317)	(15,299)
Net realized (gain)/loss from gold distributed for the redemption of shares	(302,742)	(1,667,498)
Net change in unrealized (appreciation)/depreciation on investment in gold	(2,093,694)	1,659,393
Increase/(Decrease) in accounts payable to Sponsor	379	(1,588)

Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Changes in Net Assets
For the three months ended December 31, 2021 and 2020

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2021	Three Months Ended Dec-31, 2020
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$55,455,274	$76,952,551
Creations	1,633,125	2,814,327
Redemptions	(2,360,237)	(8,558,030)
Net investment loss	(57,105)	(74,531)
Net realized gain/(loss) from investment in gold sold to pay expenses	7,317	15,299
Net realized gain/(loss) from gold distributed for the redemption of shares	302,742	1,667,498
Net change in unrealized appreciation/(depreciation) on investment in gold	2,093,694	(1,659,393)

Net Assets - Closing Balance	$57,074,810	$71,157,721

See notes to the unaudited financial statements

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
The Statements of Financial Condition and Schedules of Investment at December 31, 2021 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three months ended December 31, 2021 and 2020 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2021 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form
10-K
for the fiscal year ended September 30, 2021. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the operating results for the full fiscal year.

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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) December 31, 2021	Level 1	Level 2	Level 3
Investment in Gold	$57,093,938	$—	$—

Total	$57,093,938	$—	$—

(Amounts in 000’s of US$) September 30, 2021	Level 1	Level 2	Level 3
Investment in Gold	$55,474,023	$—	$—

Total	$55,474,023	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2021 or for the year ended September 30, 2021.
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
Gold is held by the Custodian on behalf of the Trust, 100% of which is allocated gold in the form of good delivery gold bars which includes gold held with a subcustodian. During the three months ended December 31, 2021, no gold was held by a subcustodian.

2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2021	Sep-30, 2021
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2021	Sep-30, 2021
Gold payable	$—	$—
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
As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the three months ended December 31, 2021 and 2020 are as follows:

(Amounts are in 000’s)	Three Months Ended Dec-31, 2021	Three Months Ended Dec-31, 2020
Activity in Number of Shares Created and Redeemed:
Creations	9,600	15,800
Redemptions	(14,200)	(49,000)

Net Change in Number of Shares Created and Redeemed	(4,600)	(33,200)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2021	Three Months Ended Dec-31, 2020
Activity in Value of Shares Created and Redeemed:
Creations	$1,633,125	$2,814,327
Redemptions	(2,360,237)	(8,558,030)

Net change in Value of Shares Created and Redeemed	$(727,112)	$(5,743,703)

2.7.	Income and Expense (Amounts in 000’s of US$)
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
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2021 of $2,403,753 is made up of a realized gain of $7,317 from the sale of gold to pay expenses, a realized gain of $302,742 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $2,093,694 on investment in gold.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2020 of $23,404 is made up of a realized gain of $15,299 from the sale of gold to pay expenses, a realized gain of $1,667,498 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of $1,659,393 on investment in gold.

2.8.	Income Taxes
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2021 or September 30, 2021.
The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, the 2020, 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

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
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2021 and 2020, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Dec-31, 2021	Three Months Ended Dec-31, 2020
Net Asset Value
Net asset value per Share, beginning of period	$162.96	$177.15
Net investment income/(loss)	(0.17)	(0.18)
Net realized and change in unrealized gain/(loss)	7.23	0.39

Net Income/(Loss)	7.06	0.21

Net asset value per Share, end of period	$170.02	$177.36

Market value per Share, beginning of period	$164.22	$177.12

Market value per Share, end of period	$170.96	$178.36

Ratio to average net assets
Net investment loss (1)	(0.40)%	(0.40)%

Gross expenses (1)	0.40%	0.40%

Net expenses (1)	0.40%	0.40%

Total Return, at net asset value (2)	4.33%	0.12%

Total Return, at market value (2)	4.10%	0.70%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Share price & NAV v. gold price – November 18, 2004 to December 31, 2021

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
Results of Operations
In the three months ended December 31, 2021, an additional 9,600,000 Shares (96 Baskets) were created in exchange for 897,188.8 ounces of gold, 14,200,000 Shares (142 Baskets) were redeemed in exchange for 1,327,131.5 ounces of gold, and 31,886.1 ounces of gold were sold to pay expenses.
At December 31, 2021, the amount of gold owned by the Trust and held by the Custodian in its vault was 31,368,572 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $57,093,938,097 based on the LBMA Gold Price AM on December 31, 2021 (cost—$48,753,564,928).
At September 30, 2021, the amount of gold owned by the Trust and held by the Custodian in its vault was 31,830,401 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $55,474,022,504 based on the LBMA Gold Price PM on September 30, 2021 (cost—$49,227,343,846).
Cash Resources and Liquidity
At December 31, 2021, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from January 1, 2017 to December 31, 2021 and is based on the LBMA Gold Price PM when available.
Daily Gold Price – January 1, 2017 – December 31, 2021
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through December 31, 2021, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)

Twelve months ended December 31, 2019	$1,392.60	$1,546.10	Sep 4, 2019	$1,269.50	Apr 23, 2019	$1,523.00	Dec 31, 2019	(2)
Twelve months ended December 31, 2020	$1,769.50	$2,067.15	Aug 6, 2020	$1,474.25	Mar 19, 202	$1,891.10	Dec 31, 2020	(2)
Twelve months ended December 31, 2021	$1,798.61	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,820.10	Dec 31, 2021	(2)

November 12, 2004 to December 31, 2021	$1,207.76	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,820.10	Dec 31, 2021	(2)

(1)
The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)
There was no LBMA Gold Price PM on the last business day of December 2021, 2020 or 2019. The LBMA Gold Price AM on the last business day of December 2021, 2020 and 2019 was $1,820.10, $1,891.10 and $1,523.00, respectively. The Net Asset Value of the Trust on December 31, 2021, 2020 and 2019 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2021, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form
10-K.
The risks described in our Annual Report on Form
10-K
are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2021, 17,475 Baskets (1,747,500,000 Shares) have been created and 14,118 Baskets (1,411,800,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/1/21 to 10/31/21	5,200,000	.09349
11/1/21 to 11/30/21	2,200,000	.09347
12/1/21 to 12/31/21	6,800,000	.09343

Total	14,200,000	.09346

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation
S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
Date: February 9, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.