Form 10-Q
period 2022-03-31
SPDR GOLD TRUST
filed 2022-05-09
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2022

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
of the Exchange Act).    Yes   ☐    No   ☒
As of May 6, 2022, the Registrant had 372,900,000 Shares outstanding.

SPDR
®
GOLD TRUST

SPDR
®
GOLD TRUST
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)
Statements of Financial Condition
at March 31, 2022 (unaudited) and September 30, 2021

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2022	Sep-30, 2021
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $56,276,018 and $49,227,344 at March 31, 2022 and September 30, 2021, respectively)	$68,151,461	$55,474,023

Total Assets	$68,151,461	$55,474,023

LIABILITIES
Accounts payable to Sponsor	$22,792	$18,749

Total Liabilities	$22,792	$18,749

Net Assets	$68,128,669	$55,455,274

Shares issued and outstanding (1)	375,900,000	340,300,000
Net asset value per Share	$181.24	$162.96

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)

March 31, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	35,090.7	$56,276,018	$68,151,461	100.03%

Total Investment		$56,276,018	$68,151,461	100.03%
Liabilities in excess of other assets			(22,792)	(0.03)%

Net Assets			$68,128,669	100.00%

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	31,830.4	$49,227,344	$55,474,023	100.03%

Total Investment		$49,227,344	$55,474,023	100.03%
Liabilities in excess of other assets			(18,749)	(0.03)%

Net Assets			$55,455,274	100.00%

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Operations
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$61,058	$63,969	$118,163	$138,500

Total expenses	61,058	63,969	118,163	138,500

Net investment loss	(61,058)	(63,969)	(118,163)	(138,500)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	8,878	10,367	16,195	25,666
Net realized gain/(loss) from gold distributed for the redemption of shares	440,331	1,713,199	743,073	3,380,697
Net change in unrealized appreciation/(depreciation) on investment in gold	3,535,070	(8,950,053)	5,628,764	(10,609,446)

Net realized and change in unrealized gain/(loss) on investment in gold	3,984,279	(7,226,487)	6,388,032	(7,203,083)

Net income/(loss)	$3,923,221	$(7,290,456)	$6,269,869	$(7,341,583)

Net income/(loss) per share	$11.09	$(18.97)	$18.14	$(18.26)
Weighted average number of shares (in 000’s)	353,898	384,292	345,617	402,038
See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Cash Flows
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$57,394	$68,011	$114,120	$144,130
Cash expenses paid	(57,394)	(68,011)	(114,120)	(144,130)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$9,841,302	$3,952,347	$11,474,427	$6,713,466

Value of gold distributed for redemption of shares-net of change in gold payable	$2,710,664	$11,378,699	$5,070,901	$19,936,729

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$3,923,221	$(7,290,456)	$6,269,869	$(7,341,583)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	57,394	68,011	114,120	144,130
Net realized (gain)/loss from investment in gold sold to pay expenses	(8,878)	(10,367)	(16,195)	(25,666)
Net realized (gain)/loss from gold distributed for the redemption of shares	(440,331)	(1,713,199)	(743,073)	(3,380,697)
Net change in unrealized (appreciation)/depreciation on investment in gold	(3,535,070)	8,950,053	(5,628,764)	10,609,446
Increase/(Decrease) in accounts payable to Sponsor	3,664	(4,042)	4,043	(5,630)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Changes in Net Assets
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$57,074,810	$71,157,721	$55,455,274	$76,952,551
Creations	9,841,302	3,899,139	11,474,427	6,713,466
Redemptions	(2,710,663)	(11,378,699)	(5,070,901)	(19,936,729)
Net investment loss	(61,058)	(63,969)	(118,163)	(138,500)
Net realized gain/(loss) from investment in gold sold to pay expenses	8,878	10,367	16,195	25,666
Net realized gain/(loss) from gold distributed for the redemption of shares	440,331	1,713,199	743,073	3,380,697
Net change in unrealized appreciation/(depreciation) on investment in gold	3,535,070	(8,950,053)	5,628,764	(10,609,446)

Net Assets - Closing Balance	$68,128,669	$56,387,705	$68,128,669	$56,387,705

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Notes to the Unaudited Financial Statements

1.	Organization
The SPDR
®
Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 under New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year-end
for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with the redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC is the sponsor of the Trust (the “Sponsor”). BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, is the trustee of the Trust (the “Trustee”). State Street Global Advisors Funds Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”). HSBC Bank plc is the custodian of the Trust (the “Custodian”).
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
The Statements of Financial Condition and Schedules of Investment at March 31, 2022 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three and six months ended March 31, 2022 and 2021 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2022 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form
10-K
for the fiscal year ended September 30, 2021. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year.

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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
March 31, 2022	Level 1	Level 2	Level 3
Investment in Gold	$68,151,461	$—	$—

Total	$68,151,461	$—	$—

(Amounts in 000’s of US$)
September 30, 2021	Level 1	Level 2	Level 3
Investment in Gold	$55,474,023	$—	$—

Total	$55,474,023	$—	$—

There were no transfers between Level 1 and other Levels for the six months ended March 31, 2022, or for the year ended September 30, 2021.
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
Gold is held by the Custodian on behalf of the Trust, 100%
of which is allocated gold in the form of good delivery gold bars. A current list of all gold held by the Custodian, including any held with a subcustodian is available on the sponsor’s website at
www.spdrgoldshares.com.

2.4.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2022	Sep-30, 2021
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2022	Sep-30, 2021
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares
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
As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the six months ended March 31, 2022 and 2021 are as follows:

(Amounts are in 000’s)	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
Activity in Number of Shares Created and Redeemed:
Creations	65,200	38,400
Redemptions	(29,600)	(116,900)

Net Change in Number of Shares Created and Redeemed	35,600	(78,500)

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
Activity in Value of Shares Created and Redeemed:
Creations	$11,474,427	$6,713,466
Redemptions	(5,070,901)	(19,936,729)

Net change in Value of Shares Created and Redeemed	$6,403,526	$(13,223,263)

2.7.	Income and Expense (Amounts in 000’s of US$)
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
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2022 of $6,388,032 is made up of a realized gain of $16,195 from the sale of gold to pay expenses, a realized gain of $743,073 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $5,628,764 on investment in gold.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2021 of $(7,203,083) is made up of a realized gain of $25,666 from the sale of gold to pay expenses, a realized gain of $3,380,697 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of $(10,609,446) on investment in gold.

2.8.	Income Taxes
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2022 or September 30, 2021.
The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2022, the 2020, 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

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
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended March 31, 2022 and 2021, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)
For the three and six months ended March 31, 2022 and 2021

	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$170.02	$177.36	$162.96	$177.15
Net investment income/(loss)	(0.17)	(0.17)	(0.34)	(0.35)
Net Realized and Change in Unrealized Gain/(Loss)	11.39	(18.75)	18.62	(18.36)

Net Income/(Loss)	11.22	(18.92)	18.28	(18.71)

Net asset value per Share, end of period	$181.24	$158.44	$181.24	$158.44

Market value per Share, beginning of period	$170.96	$178.36	$164.22	$177.12

Market value per Share, end of period	$180.65	$159.96	$180.65	$159.96

Ratio to average net assets
Net investment loss (1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%

Gross expenses (1)	0.40%	0.40%	0.40%	0.40%

Net expenses (1)	0.40%	0.40%	0.40%	0.40%

Total Return, at net asset value (2)	6.60%	(10.67)%	11.22%	(10.56)%

Total Return, at market value (2)	5.67%	(10.32)%	10.00%	(9.69)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Share price & NAV v. gold price – November 18, 2004 to March 31, 2022

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
Recent Developments
The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events and the continuation of the war in Ukraine or other hostilities.
Geopolitical events and the continuation of the hostilities in Ukraine or other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.
In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. On March 6, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners, hence suspending their access to the world’s largest gold market.
War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. To date, the impact of the conflict in Ukraine has not materially affected the operations of the Trust and has not negatively impacted the price of gold and the share price of the Trust.

Results of Operations
In the three months ended March 31, 2022, an additional 55,600,000 Shares (556 Baskets) were created in exchange for 5,190,804.4 ounces of gold, 15,400,000 Shares (154 Baskets) were redeemed in exchange for 1,437,720.2 ounces of gold, and 30,926.1 ounces of gold were sold to pay expenses.
At March 31, 2022, the amount of gold owned by the Trust and held by the Custodian in its vault was 35,090,730 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $68,151,460,785 based on the LBMA Gold Price PM on March 31, 2022 (cost—$56,276,018,405).
At September 30, 2021, the amount of gold owned by the Trust and held by the Custodian in its vault was 31,830,401 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $55,474,022,504 based on the LBMA Gold Price PM on September 30, 2021 (cost—$49,227,343,846).
Cash Resources and Liquidity
At March 31, 2022, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
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
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from November 4, 2004 to March 31, 2022 and is based on the LBMA Gold Price PM when available.
Daily Gold Price – November 4, 2004 – March 31, 2022
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through March 31, 2022, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022

Twelve months ended March 31, 2020	$1,463.10	$1,683.65	Mar 6, 2020	$1,269.50	Apr 23, 2019	$1,608.95	Mar 31, 2020
Twelve months ended March 31, 2021	$1,823.35	$2,067.15	Aug 6, 2020	$1,576.55	Apr 1, 2020	$1,691.05	Mar 31, 2021
Twelve months ended March 31, 2022	$1,819.49	$2,039.05	Mar 8, 2022	$1,723.35	Aug 10, 2021	$1,942.15	Mar 31, 2022

November 12, 2004 to March 31, 2022	$1,217.43	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,942.15	Mar 31, 2022

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
except for the following:
The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events and the continuation of the war in Ukraine or other hostilities.
Geopolitical events and the continuation of the hostilities in Ukraine or other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.
In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. On March 6, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners, hence suspending their access to the world’s largest gold market.
The risks described in our Annual Report on Form
10-K
are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through March 31, 2022, 18,031 Baskets (1,803,100,000 Shares) have been created and 14,272 Baskets (1,427,200,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
1/1/22 to 1/31/22	3,200,000	.09339
2/1/22 to 2/28/22	4,200,000	.09337
3/1/22 to 3/31/22	8,000,000	.09334

Total	15,400,000	.09336

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation
S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
Principal Executive Officer and Principal Financial and Accounting Officer*
Date: May 9, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.