Form 10-Q
period 2022-06-30
SPDR GOLD TRUST
filed 2022-08-05
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2022

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
685 Third Ave., 27
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
of the Exchange Act).    Yes    ☐    No    ☒
As of August 4, 2022, the Registrant had 345,100,000 Shares outstanding.

SPDR
®
GOLD TRUST

SPDR
®
GOLD TRUST
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)
Statements of Financial Condition
at June 30, 2022 (unaudited) and September 30, 2021

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2022	Sep-30, 2021
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $55,048,558 and $49,227,344 at June 30, 2022 and September 30, 2021, respectively)	$61,594,420	$55,474,023

Total Assets	$61,594,420	$55,474,023

LIABILITIES
Accounts payable to Sponsor	$20,673	$18,749
Gold payable	237,191	—

Total Liabilities	$257,864	$18,749

Net Assets	$61,336,556	$55,455,274

Shares issued and outstanding (1)	362,100,000	340,300,000
Net asset value per Share	$169.39	$162.96

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)

June 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	33,898.9	$55,048,558	$61,594,420	100.42%

Total Investment		$55,048,558	$61,594,420	100.42%
Liabilities in excess of other assets			(257,864)	(0.42)%

Net Assets			$61,336,556	100.00%

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	31,830.4	$49,227,344	$55,474,023	100.03%

Total Investment		$49,227,344	$55,474,023	100.03%
Liabilities in excess of other assets			(18,749)	(0.03)%

Net Assets			$55,455,274	100.00%

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Operations
For the three and nine months ended June 30, 2022 and June 30, 2021

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2022	Three Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2022	Nine Months Ended Jun-30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$64,772	$60,114	$182,935	$198,614

Total expenses	64,772	60,114	182,935	198,614

Net investment loss	(64,772)	(60,114)	(182,935)	(198,614)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	9,851	9,137	26,046	34,803
Net realized gain/(loss) from gold distributed for the redemption of shares	924,875	495,949	1,667,948	3,876,646
Net change in unrealized gain/(loss ) on investment in gold	(5,329,581)	1,814,442	299,183	(8,795,004)

Net realized and change in unrealized gain/(loss) on investment in gold	(4,394,855)	2,319,528	1,993,177	(4,883,555)

Net income/(loss)	$(4,459,627)	$2,259,414	$1,810,242	$(5,082,169)

Net income/(loss) per share	$(12.01)	$6.37	$5.11	$(13.16)
Weighted average number of shares (in 000’s)	371,198	354,837	354,144	386,304
See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Cash Flows
For the three and nine months ended June 30, 2022 and June 30, 2021

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2022	Three Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2022	Nine Months Ended Jun-30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$66,891	$59,683	$181,011	$203,813
Cash expenses paid	(66,891)	(59,683)	(181,011)	(203,813)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$4,576,118	$3,861,032	$16,050,545	$10,574,498

Value of gold distributed for redemption of shares-net of change in gold payable	$6,671,413	$3,246,310	$11,742,314	$23,183,039

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2022	Three Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2022	Nine Months Ended Jun-30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(4,459,627)	$2,259,414	$1,810,242	$(5,082,169)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	66,891	59,683	181,011	203,813
Net realized (gain)/loss from investment in gold sold to pay expenses	(9,851)	(9,137)	(26,046)	(34,803)
Net realized (gain)/loss from gold distributed for the redemption of shares	(924,875)	(495,949)	(1,667,948)	(3,876,646)
Net change in unrealized gain/(loss) on investment in gold	5,329,581	(1,814,442)	(299,183)	8,795,004
Increase/(Decrease) in accounts payable to Sponsor	(2,119)	431	1,924	(5,199)

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
GOLD TRUST
Unaudited Statements of Changes in Net Assets
For the three and nine months ended June 30, 2022 and June 30, 2021

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2022	Three Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2022	Nine Months Ended Jun-30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$68,128,669	$56,387,705	$55,455,274	$76,952,551
Creations	4,576,118	3,861,032	16,050,545	10,574,498
Redemptions	(6,908,604)	(3,246,310)	(11,979,505)	(23,183,039)
Net investment loss	(64,772)	(60,114)	(182,935)	(198,614)
Net realized gain/(loss) from investment in gold sold to pay expenses	9,851	9,137	26,046	34,803
Net realized gain/(loss) from gold distributed for the redemption of shares	924,875	495,949	1,667,948	3,876,646
Net change in unrealized gain/(loss ) on investment in gold	(5,329,581)	1,814,442	299,183	(8,795,004)

Net Assets - Closing Balance	$61,336,556	$59,261,841	$61,336,556	$59,261,841

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
The Statements of Financial Condition and Schedules of Investment at June 30, 2022 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three and nine months ended June 30, 2022 and 2021 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2022 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form
10-K
for the fiscal year ended September 30, 2021. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year.

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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$61,594,420	$—	$—

Total	$61,594,420	$—	$—

(Amounts in 000’s of US$)
September 30, 2021	Level 1	Level 2	Level 3
Investment in Gold	$55,474,023	$—	$—

Total	$55,474,023	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2022, or for the year ended September 30, 2021.
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

(Amounts in 000’s of US$)	Jun-30, 2022	Sep-30, 2021
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2022	Sep-30, 2021
Gold payable	$237,191	$—

2.6.	Creations and Redemptions of Shares
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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the nine months ended June 30, 2022 and 2021 are as follows:

(Amounts are in 000’s)	Nine Months Ended Jun-30, 2022	Nine Months Ended Jun-30, 2021
Activity in Number of Shares Created and Redeemed:
Creations	91,100	60,800
Redemptions	(69,300)	(136,100)

Net Change in Number of Shares Created and Redeemed	21,800	(75,300)

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2022	Nine Months Ended Jun-30, 2021
Activity in Value of Shares Created and Redeemed:
Creations	$16,050,545	$10,574,498
Redemptions	(11,979,505)	(23,183,039)

Net change in Value of Shares Created and Redeemed	$4,071,040	$(12,608,541)

2.7.	Income and Expense (Amounts in 000’s of US$)
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
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine months ended June 30, 2022 of $1,993,177 is made up of a realized gain of $26,046 from the sale of gold to pay expenses, a realized gain of $1,667,948 from gold distributed for the redemption of Shares, and a change in unrealized gain
of $299,183 on investment in gold.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the nine
months ended June 30, 2021 of $(4,883,555) is made up of a realized gain of $34,803 from the sale of gold to pay expenses, a realized gain of $3,876,646 from gold distributed for the redemption of Shares, and a change in unrealized loss
of $(8,795,004) on investment in gold.

2.8.	Income Taxes
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2022 or September 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2022, the 2020, 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

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
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and nine months ended June 30, 2022 and 2021, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.
Financial Highlights (Unaudited)
For the three and nine months ended June 30, 2022 and 2021

	Three Months Ended Jun-30, 2022	Three Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2022	Nine Months Ended Jun-30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$181.24	$158.44	$162.96	$177.15
Net investment income/(loss)	(0.18)	(0.17)	(0.52)	(0.52)
Net Realized and Change in Unrealized Gain/(Loss)	(11.67)	6.76	6.95	(11.60)

Net Income/(Loss)	(11.85)	6.59	6.43	(12.12)

Net asset value per Share, end of period	$169.39	$165.03	$169.39	$165.03

Market value per Share, beginning of period	$180.65	$159.96	$164.22	$177.12

Market value per Share, end of period	$168.46	$165.63	$168.46	$165.63

Ratio to average net assets
Net investment loss (1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%

Gross expenses (1)	0.40%	0.40%	0.40%	0.40%

Net expenses (1)	0.40%	0.40%	0.40%	0.40%

Total Return, at net asset value (2)	(6.54)%	4.16%	3.95%	(6.84)%

Total Return, at market value (2)	(6.75)%	3.54%	2.58%	(6.49)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Share price & NAV v. gold price – November 18, 2004 to June 30, 2022

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
Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. On October 5, 2021, Inspectorate completed the annual full count of the Trust’s gold bullion held by the Custodian. The second count is a random sample count and is conducted at a date which falls within the same financial year and was completed most recently on May 16, 2022. The results can be found on
www.spdrgoldshares.com
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
In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. On March 7, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners. The LBMA stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.
The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market.
War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. To date, the impact of the conflict in Ukraine, including the regulatory responses to such conflict, have not materially affected the operations of the Trust and have not materially impacted the price of gold or the share price of the Trust.

Results of Operations
In the three months ended June 30, 2022, an additional 25,900,000 Shares (259 Baskets) were created in exchange for 2,415,876.5 ounces of gold, 39,700,000 Shares (397 Baskets) were redeemed in exchange for 3,702,812.2 ounces of gold, and 35,368.8 ounces of gold were sold to pay expenses.
At June 30, 2022, the amount of gold owned by the Trust and held by the Custodian in its vault was 33,898,942 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $61,594,419,304 based on the LBMA Gold Price PM on June 30, 2022 (cost—$55,048,557,435).
At September 30, 2021, the amount of gold owned by the Trust and held by the Custodian in its vault was 31,830,401 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $55,474,022,504 based on the LBMA Gold Price PM on September 30, 2021 (cost—$49,227,343,846).
Cash Resources and Liquidity
At June 30, 2022, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from November 12, 2004 to June 30, 2022 and is based on the LBMA Gold Price PM when available.
Daily Gold Price – November 12, 2004 – June 30, 2022
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through June 30, 2022, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months to June 30, 2022	$1870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022

Twelve months ended June 30, 2020	$1,560.35	$1,771.60	Jun 29, 2020	$1,388.65	Jul 5, 2019	$1,768.10	Jun 30, 2020
Twelve months ended June 30, 2021	$1,848.95	$2,067.15	Aug 6, 2020	$1,683.95	Mar 30, 2021	$1,763.15	Jun 30, 2021
Twelve months ended June 30, 2022	$1,832.48	$2,039.05	Mar 8, 2022	$1,723.35	Aug 10, 2021	$1,817.00	Jun 30, 2022

November 12, 2004 to June 30, 2022	$1,226.30	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,817.00	Jun 30, 2022

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
The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments. Fluctuations in the value of gold bullion will affect the value of Shares which are designed to reflect the performance of the price of gold bullion, less the Trust’s expenses.

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
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2021, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form
10-K,
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

In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. On March 7, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners. The LBMA stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.
The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market.
The risks described in our Annual Report on Form

10-K

are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through June 30, 2022, 18,290 Baskets (1,829,000,000 Shares) have been created and 14,669 Baskets (1,466,900,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
4/1/22 to 4/30/22	10,100,000	.09330
5/1/22 to 5/31/22	16,400,000	.09328
6/1/22 to 6/30/22	13,200,000	.09324

Total	39,700,000	.09327

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX
Pursuant to Item 601 of Regulation
S-K

Exhibit No.	Description of Exhibit

10.1.1	Deed of Amendment to the Third Amended and Restated Allocated Bullion Account Agreement dated April 29, 2022, between HSBC Bank PLC, as custodian, and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 10.1.1 of the Current Report on Form 8-K filed by the Registrant on May 16, 2022.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
Date: August 5, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.