Form 10-K
period 2022-09-30
SPDR GOLD TRUST
filed 2022-11-23
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number

001-32356
SPDR
®
GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC
(Exact name of registrant as specified in its charter)

New York	81-6124035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o World Gold Trust Services, LLC
685 Third Avenue, Suite 2702
New York, New York 10017
(212)

317-3800
(Address of principal executive offices, telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR ® Gold Shares	GLD ®	NYSE Arca, Inc.
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.    Yes  ☒
No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).    Yes  ☒    No  ☐
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).
Yes  ☐    No  ☒
Aggregate market
value of registrant’s common stock held by

non-affiliates

of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2022 as reported by the NYSE Arca, Inc. on that date: $68,128,669,000
Number of
shares of the registrant’s common stock outstanding as of
N
ovember 22, 20
22: 313,200,000

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
®
GOLD TRUST.
THE LBMA GOLD PRICE IS A TRADEMARK OF PRECIOUS METALS PRICES LIMITED, AND IS LICENSED TO IBA AS THE ADMINISTRATOR OF THE LBMA GOLD PRICE. ICE BENCHMARK ADMINSTRATION IS A TRADEMARK OF IBA AND/OR ITS AFFILIATES. THE LBMA GOLD PRICE PM, AND THE TRADEMARKS LBMA GOLD PRICE AND ICE BENCHMARK ADMINISTRATION, ARE USED BY SPDR
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
Gold Focus 2022
1
.

1
Gold Focus 2022
 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this prospectus “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

World Gold Supply and Demand (2017—2021)

Tonnes	2017	2018	2019	2020	2021
SUPPLY
Mine Production	3,573	3,655	3,595	3,476	3,581
Recycling	1,112	1,132	1,276	1,293	1,136
Net Hedging Supply	—	—	6	—	—
Total Supply	4,685	4,787	4,877	4,769	4,717
DEMAND
Jewelry Fabrication	2,257	2,290	2,152	1,324	2,229
Industrial Demand	333	335	326	303	330
Net Physical Investment	1,035	1,067	844	890	1,168
Net Hedging Demand	21	12	—	39	23
Net Official Sector Buying	379	656	605	255	454
Total Demand	4,024	4,360	3,927	2,811	4,204
Market Balance	661	427	950	1,958	513
Net Investment in ETPs	271	71	398	888	193
Market Balance less ETPs	390	356	552	1,069	705
Gold Price (US$/oz, London)	1,257	1,268	1,393	1,770	1,799

Source: Metals Focus Gold Focus 2022
Sources of Gold Supply
Based on data from
Gold Focus 2022
, gold supply averaged 4,767 tonnes per year between 2017 and 2021. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,576 tonnes per year from 2017 through 2021. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,190 tonnes annually between 2017 through 2021.
Sources of Gold Demand
Based on data from
Gold Focus 2022
, gold demand averaged 3,865 tonnes per year between 2017 and 2021. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2017 through 2021 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.
Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.
Between 2017 and 2021, according to
Gold Focus 2022
, central bank purchases averaged 470 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.
Operation of the Gold Bullion Market
The global trade in gold consists of
over-the-counter
(“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global
Over-the-Counter
Market
The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal
basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to LBMA market making are Spot (S), Forwards (F) and Options (O). There are twelve LBMA Market Makers who provide the service in one, two or all three products
2
.

Member	Membership Type	Spot (S)	Forwards (F)	Options (O)
Citibank N A	Full Market Makers	x	x	x
Credit Suisse AG Zurich	Full Market Makers	x	x	x
Goldman Sachs International	Full Market Makers	x	x	x
HSBC	Full Market Makers	x	x	x
JP Morgan Chase Bank	Full Market Makers	x	x	x
Morgan Stanley & Co International Ltd	Full Market Makers	x	x	x
UBS AG	Full Market Makers	x	x	x
BNP Paribas SA	Market Makers		x
ICBC Standard Bank Plc	Market Makers	x
Merrill Lynch International	Market Makers	x		x
Standard Chartered Bank	Market Makers	x		x
Toronto-Dominion Bank	Market Makers		x
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

Movements in the Price of Gold
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2022, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.
Daily Gold Price – November 18, 2004 – September 30, 2022
LBMA Gold Price PM USD

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
The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agreed to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodian for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. The Sponsor’s fees were $238,497,254 for the year ended September 30, 2022.
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
The Trustee is generally responsible for the
day-to-day
administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC; and (4) monitoring the Custodian. If the Trustee determines that maintaining gold with the Custodian is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of the Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from the Custodian. The ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. On October 3, 2022, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on April 29, 2022. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.
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
The Marketing Agent Agreement expires on July 17, 2024 and thereafter automatically renews for successive two-year
periods unless terminated in accordance with that agreement by either party twelve months prior to the end of the then-current term. If the Sponsor or Marketing Agent terminates that agreement for certain reasons specified in it, the Sponsor is required to pay the Marketing Agent the present market value of the future payments the Marketing Agent would otherwise receive under that agreement over the subsequent five-year period.
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
The global parent company of HSBC is HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England. HSBC Group had $158 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of June 30, 2022.
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
Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who are Individuals
Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. However, if an individual U.S. Shareholder is otherwise subject to a rate lower than 28%, if the gain was ordinary income due to being in a lower bracket, the 28% rate does not apply and such lower rate will apply. For these purposes, a gain recognized by an individual upon the sale of an interest (such as the Shares) in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that such gain is attributable to unrealized appreciation in the value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion that the individual U.S. Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less are generally the same as those at which ordinary income is taxed. The deductibility of capital losses by an individual U.S. Shareholder is subject to limitations.
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
Gold Bullion”)—by an individual retirement account, or IRA, or a participant-directed account maintained under any plan that is tax-qualified
under Code Section 401(a), is treated as an immediate taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.
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
“Keogh plans”), and certain collective investment funds and insurance company general or separate accounts in which such plans or arrangements are invested, collectively the Plans, and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code but may be subject to substantially similar rules under state or other federal law.
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
Holders of Record
As of October 31, 2022, there were approximately 187 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Issuer Purchase of Shares
Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 113,800,000 Shares (1,138 Baskets) during the year ended September 30, 2022, including 44,500,000 Shares (445 Baskets) for the three months ended September 30, 2022 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
7/1/22 to 7/31/22	15,800,000	.09322
8/1/22 to 8/31/22	13,100,000	.09317
9/1/22 to 9/30/22	15,600,000	.09314

TOTAL	44,500,000	.09318

Item 6.	[Reserved]
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
Share price & NAV v. gold price – November 18, 2004 to September 30, 2022

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
Inspectorate conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. On October 3, 2022, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on April 29, 2022. The results can be found on
www.spdrgoldshares.com
. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains/(losses) on the Trust’s gold holdings at September 30, 2022 and 2021:

(Amount in 000’s of US$)	Sep-30, 2022	Sep-30, 2021
Investment in gold – cost	$49,274,427	$49,227,344
Unrealized gain/(loss) on investment in gold	1,418,830	6,246,679

Investment in gold – market value	$50,693,257	$55,474,023

Review of Financial Results

Financial Highlights
(All amounts in the following table and the subsequent paragraphs are in 000’s of US$)	For the year ended Sep-30, 2022	For the year ended Sep-30, 2021	For the year ended Sep-30, 2020
Net realized and change in unrealized gain/(loss) on investment in gold	$(2,706,033)	$(5,488,874)	$13,309,558

Net income/(loss)	$(2,944,530)	$(5,746,469)	$13,083,928
Net cash provided by operating activities	$—	$—	$—
The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2022 is made up of a gain of $30,323 on the sale of gold to pay expenses, a realized gain of $2,091,493 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $4,827,849 on investment in gold.
The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2021 is made up of a gain of $43,413 on the sale of gold to pay expenses, a realized gain of $4,455,284 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $9,987,571 on investment in gold.
The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2020 is made up of a gain of $37,273 on the sale of gold to pay expenses, a realized gain of $2,138,221 on gold distributed for the redemption of Shares, and a change in unrealized appreciation of $11,134,064 on investment in gold.
Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s)	Year ended Sep-30, 2022	Year ended Sep-30, 2021	Year ended Sep-30, 2020
Ounces of Gold:
Opening balance	31,830.4	40,796.0	29,737.6
Creations (excluding gold receivable at September 30, 2022 – 0; September 30, 2021 – 0 and September 30, 2020 – 0)	9,128.0	6,325.9	18,975.6
Redemptions (excluding gold payable at September 30, 2022 – 111.1; September 30, 2021 – 0 and September 30, 2020 – 0)	(10,503.0)	(15,146.2)	(7,789.1)
Sales of gold	(132.0)	(145.3)	(128.1)

Closing balance	30,323.5	31,830.4	40,796.0

Gold price per ounce – LBMA Gold Price PM	$1,671.75	$1,742.80	$1,886.90

Market value of gold holdings	$50,693,257	$55,474,023	$76,978,000

Number of Shares (in 000’s):
Opening balance	340,300	434,400	314,000
Creations	97,800	67,500	201,800
Redemptions	(113,800)	(161,600)	(81,400)

Closing balance	324,300	340,300	434,400

On the date of inception of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2022, an additional 97,800,000 Shares (978 Baskets), were created in exchange for 9,128,031 ounces of gold, and 113,800,000 Shares (1,138 Baskets) were redeemed in exchange for 10,502,979 ounces of gold. For accounting purposes, the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.
As at September 30, 2022, the amount of gold owned by the Trust and held by the custodian in its vault was 30,323,468 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $50,693,257,111 based on the LBMA Gold Price PM on September 30, 2022 (cost —$49,274,427,022).
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
Cash Flow from Operations
The Trust had no net cash flow from operations in the years ended September 30, 2022, 2021 and 2020. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2022, 2021 and 2020 was the same as those expenses, resulting in a zero cash balance at September 30, 2022, 2021 and 2020.
Off-Balance
Sheet Arrangements
The Trust is not a party to any
off-balance
sheet arrangements.
Cash Resources and Liquidity
At September 30, 2022 and 2021 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2017 to September 30, 2022 and is based on the LBMA Gold Price PM.
Daily Gold Price – October 1, 2017 – September 30, 2022
LBMA Gold Price PM USD

The average high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from November 12, 2004 (the date of inception of the Trust) through September 30, 2022, based on the LBMA Gold Price when available from March 20, 2015 and previously the London Fix, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	June 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	June 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	June 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	July 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13,2022	$1,809.50	May 16, 2022	$1,817.00	June 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022

Twelve months ended September 30, 2020	$1,672.83	$2,067.15	Aug 6, 2020	$1,452.05	Nov 12, 2019	$1,886.90	Sep 30, 2020
Twelve months ended September 30, 2021	$1,818.12	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,742.80	Sep 30, 2021
Twelve months ended September 30, 2022	$1,817.08	$2,039.05	Mar 8, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022

November 12, 2004 to September 30, 2022	$1,233.48	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,671.75	Sep 30, 2022

(1)
The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)
There was no LBMA Gold Price PM on the last business day of December 2021, 2020 or 2019. The LBMA Gold Price AM on the last business day of December 2021, 2020 and 2019 was $1,820.10, $1,891.10 and $1,523.00 respectively. The Net Asset Value of the Trust on December 31, 2021, 2020 and 2019 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2022.
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
Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2022, the Trust’s disclosure controls and procedures were effective.
Change in Internal Control Over Financial Reporting
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.
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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2022.
KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2022 included in this
Form 10-K,
as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2022.
November 23, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR
®
Gold Trust and the Board of Directors of World Gold Trust Services, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited SPDR
®
Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial condition of the Trust, including the schedules of investment, as of September 30, 2022 and 2021, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the financial statements), and our report dated November 23, 2022 expressed an unqualified opinion on those financial statements.
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
November 23, 2022

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
Joseph R. Cavatoni is the Principal Executive Officer and Amanda Krichman is the Principal Financial and Accounting Officer of the Sponsor. The Board of Directors of the Sponsor consists of six individuals, of whom five serve on its Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.
Joseph R. Cavatoni
,
age 54,
is the Principal Executive Officer of the Sponsor. Mr. Cavatoni is also the Principal Executive Officer of WGC USA Asset Management Company, LLC, an affiliate of the Sponsor (“WGCAM”), and the Chief Market Strategist (North America) at World Gold Council, the parent company of the Sponsor (“WGC”). Prior to joining WGC as Managing Director USA and ETFs in September 2016, from April 2009 to December 2015, Mr. Cavatoni served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.
Amanda Krichman
,
age 31, is the is the Principal Financial and Accounting Officer of the Sponsor. Ms. Krichman is also the Principal Financial and Accounting Officer of WGCAM and the Funds Chief Operating Officer of WGC. Prior to joining WGC on October 13, 2022, Ms. Krichman was Vice President and Head of US Registered Funds Services at Goldman Sachs Asset Management from December 2021 to October 2022. Ms. Krichman was Director of ETF Product Development from September 2021 to December 2021, and Senior Associate of ETF Product Development from December 2018 to September 2021 at New York Life Investments. Prior to that she held various roles at Goldman Sachs Asset Management from July 2013 to November 2018. Ms. Krichman received her Bachelor degree from Syracuse University and her Master of Business Administration degree from New York University.
William J. Shea
, age 74, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has also served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.
The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.
Molly Duffy
, age 53, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Duffy has also served as a Director on the Board of Directors of WGCAM since April 2022 and is a member of that board’s Audit Committee. Ms. Duffy is the Head of Financial Markets, Europe and Americas at Standard Chartered Bank. Based in New York, Ms. Duffy leads the strategy and governance of the Europe and Americas regions across Foreign Exchange, Rates, Credit, Commodities, Debt Capital Markets, Loan Syndication, Leveraged & Acquisition Finance, Project & Export Finance, Aviation Finance, and Securities Services businesses. In addition, Ms. Duffy is responsible for delivering coordinated solutions and senior relationship management to the Bank’s most complex and significant financial institutions and corporate clients across Europe and Americas. Ms. Duffy is a member of the Global Financial Markets Management Team, UK/Europe Regional Management Team, and US Management Team. Ms. Duffy is also CEO of the US Broker Dealer, Standard Chartered Securities North America LLC. Prior to joining Standard Chartered in 2017, Ms. Duffy was a Managing Director in the Global Markets Key Account Management Group at Credit Suisse. During her career at Credit Suisse, Ms. Duffy also held several senior production and management roles, including Head of Macro Sales Americas and Head of Global Currencies & Emerging Markets Sales Americas. Ms. Duffy holds a bachelor’s degree in Political Science from Boston College.
The Sponsor has concluded that Ms. Duffy should serve as Director because of her knowledge and extensive experience in leadership roles at Standard Chartered Bank and the experience she has gained serving as a director of WGCAM.
Carlos Rodriguez
, age 50, has served as a Director on the Board of Directors of the Sponsor since February 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has also served as a Director on the Board of Directors of WGCAM since February 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit
institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.

The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as a director of WGCAM.
Sara J. Sprung
, age 60, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Sprung has also served as a Director on the Board of Directors of WGCAM since April 2022 and is a member of that board’s Audit Committee. Ms. Sprung has served as member of the board of directors of DWS Ag, USA since 2018 and is chair of the risk committee and a member of the audit committee. Ms. Sprung has over 30 years’ experience in financial services, including as a global macro portfolio manager at Moore Capital, Fortress Investment Group and JP Morgan. Ms. Sprung acted as Chief Risk Officer of the Fortress Global Macro Fund for two years from 2006 to 2008 and Head of Risk and Strategy for the hedge fund business at Neuberger Berman from 2012 to 2016. Ms. Sprung’s product expertise includes fixed income, mortgage and asset backed securities, equities, currencies, derivatives, structured derivatives, quantitative investing, real estate and commodities. Ms. Sprung holds a Bachelor of Science from the Massachusetts Institute of Technology in Management Science.
The Sponsor has concluded that Ms. Sprung should serve as Director because of her extensive experience in financial services at various financial institutions and the experience she has gained serving as a director of DWS Ag, USA and WGCAM.
David Tait
, age 60, has served as a Director on the Board of Directors of the Sponsor and WGCAM since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of WGC since January 2019. Prior to joining WGC, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.
The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGCAM.
Neal Wolkoff
, age 67, has served as a Director on the Board of Directors of the Sponsor since January 2013, and is a member of the Board’s Audit Committee. Mr. Wolkoff has also served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive
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
Item 13.
Certain Relationships and Related Transactions and Director Independence
Not applicable.
Item 14.
Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG, LLP, New York, NY, Auditor Firm ID: 185
Fees for services performed by KPMG LLP for the years ended September 30, 2022 and 2021 were:

	Years Ended September 30,
	2022	2021
Audit fees	$352,000	$330,000
Audit-related fees	117,000	98,000

Total	$469,000	$428,000

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
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2022, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV
Item 15.
Exhibits and Financial Statements Schedules
1.    Financial Statements
See Index to Financial Statements on

for a list of the financial statements being filed herein.
2.    Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.
3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

4.1	Trust Indenture dated November 12, 2004.	10-K	4.1	9/30/07

4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007.	8-K	4.1	12/13/07

4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008.	10-K	4.1.2	9/30/08

4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011.	8-K	4.1	6/1/11

4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014.	8-K	4.1	6/19/14

4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015.	8-K	4.1.5	3/20/15

4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015.	8-K	4.1.6	7/14/15

4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017.	8-K	4.1.7	9/11/17

4.1.8	Amendment No. 8 to Trust Indenture dated February 6, 2020.	10-Q	4.1.8	2/7/20

4.2	Form of Participant Agreement.	S-1	4.2	11/8/04

4.2.1	Amendment No. 1 to Participant Agreements.	8-K	4.2	12/13/07

4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008.	10-K	4.2.2	9/30/08

4.2.3	Amendment No. 3 to Participant Agreements dated July 18, 2014.	8-K	4.2.3	7/22/14

4.2.4	Amendment No. 4 to Participant Agreements dated September 5, 2017.	10-K	4.2.4	9/30/17

4.2.5	Amendment No. 5 to Participant Agreements dated May 10, 2022.	S-3	4.2.5	9/20/22

4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004.	10-K	4.3	9/30/07

4.4*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.1	Third Amended and Restated Allocated Bullion Account Agreement dated August 18, 2020.	S-3	10.1	8/18/20

10.1.1	Deed of Amendment to the Third Amended and Restated Allocated Bullion Account Agreement dated April 29, 2022.	8-K	10.1.1	5/16/22

10.2	Second Amended and Restated Unallocated Bullion Account Agreement dated July 17, 2015.	8-K	10.2	7/17/15

10.3	Form of Participant Unallocated Bullion Account Agreement.	S-1	4.2 (Attachment B)	11/8/04

10.3.1	Form of Amendment to Participant Unallocated Bullion Account Agreement dated November 26, 2007.	10-K	10.3.1	9/30/08

10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement effective May 20, 2008.	S-3	10.3.1	5/20/08

10.4	Depository Agreement dated November 11, 2004.	10-K	10.4	9/30/07

10.5	License Agreement	S-1	10.5	9/26/03

10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015.	8-K	10.6	7/17/15

10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018.	10-Q	10.6.1	8/7/18

10.8	WGC/WGTS License Agreement dated November 16, 2004.	10-K	10.8	9/30/07

10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008.	10-K	10.8.1	9/30/08

10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004.	10-K	10.10	9/30/07

10.12	SPDR Sublicense Agreement dated May 20, 2008.	10-K	10.12	9/30/08

10.13	Novation Agreement dated June 4, 2014.	8-K	10.13	11/21/14

23.1*	Consent of KPMG LLP.

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
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

WORLD GOLD TRUST SERVICES, LLC Sponsor of the SPDR ® Gold Trust (Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

/s/ Amanda Krichman
Amanda Krichman Principal Financial and Accounting Officer*

/s/ William J. Shea
William J. Shea Director*

/s/ Molly Duffy
Molly Duffy Director*

/s/ Carlos Rodriguez
Carlos Rodriguez Director*

/s/ Sara J. Sprung
Sara J. Sprung Director*

/s/ David Tait
David Tait Director*

/s/ Neal Wolkoff
Neal Wolkoff Director*
Date: November
2
3
, 2022

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
®
Gold Trust (the Trust), including the schedules of investment, as of September 30, 2022 and 2021, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2022 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2022 and 2021, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
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
Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the schedule of investment, as of September 30, 2022, the Trust’s market value of gold holdings was $50.7 billion, representing 100% of the Trust’s total assets. All of the gold holdings, which were 30.3 million ounces as of September 30, 2022, were held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2022.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of September 30, 2022. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodian’s location by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and the custodian’s records.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2010.
New York, New York
November 23, 2022

SPDR
®
GOLD TRUST
Statements of Financial Condition
at September 30, 2022 and 2021

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2022	Sep-30, 2021
ASSETS
Investments in Gold, at fair value (cost $49,274,427 and $49,227,344 at September 30, 2022 and 2021, respectively)	$50,693,257	$55,474,023

Total Assets	$50,693,257	$55,474,023

LIABILITIES
Accounts payable to Sponsor	$17,074	$18,749
Gold payable	185,723	—

Total Liabilities	$202,797	$18,749

Net Assets	$50,490,460	$55,455,274

Shares issued and outstanding (1)	324,300,000	340,300,000
Net asset value per Share	$155.69	$162.96

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the financial statements.

F-
4

SPDR
®
GOLD TRUST
Schedules of Investment
(Amounts in 000’s except for percentages)

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	30,323.5	$49,274,427	$50,693,257	100.40%

Total Investment		$49,274,427	$50,693,257	100.40%
Liabilities in excess of other assets			(202,797)	(0.40)%

Net Assets			$50,490,460	100.00%

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	31,830.4	$49,227,344	$55,474,023	100.03%

Total Investment		$49,227,344	$55,474,023	100.03%
Liabilities in excess of other assets			(18,749)	(0.03)%

Net Assets			$55,455,274	100.00%

See notes to the financial statements.

F-
5

SPDR
®
GOLD TRUST
Statements of Operations
For the years ended September 30, 2022, 2021, and 2020

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020
EXPENSES
Sponsor fees	$238,497	$257,595	$225,630

Total expenses	238,497	257,595	225,630

Net investment loss	(238,497)	(257,595)	(225,630)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	30,323	43,413	37,273
Net realized gain/(loss) from gold distributed for the redemption of shares	2,091,493	4,455,284	2,138,221
Net change in unrealized gain/(loss) on investment in gold	(4,827,849)	(9,987,571)	11,134,064

Net realized and change in unrealized gain/(loss) on investment in gold	(2,706,033)	(5,488,874)	13,309,558

Net income/(loss)	$(2,944,530)	$(5,746,469)	$13,083,928

Net income/(loss) per share	$(8.39)	$(15.25)	$36.89
Weighted average number of shares (in 000’s)	350,920	376,931	354,701
See notes to the financial statements.

F-
6

SPDR
®
GOLD TRUST
Statements of Cash Flows
For the years ended September 30, 2022, 2021, and 2020

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$240,172	$264,295	$214,422
Cash expenses paid	(240,172)	(264,295)	(214,422)

Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$17,115,534	$11,694,069	$32,600,221

Value of gold distributed for redemption of shares-net of change in gold payable	$18,950,095	$27,444,877	$12,886,597

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(2,944,530)	$(5,746,469)	$13,083,928
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	240,172	264,295	214,422
Net realized (gain)/loss from investment in gold sold to pay expenses	(30,323)	(43,413)	(37,273)
Net realized (gain)/loss from gold distributed for the redemption of shares	(2,091,493)	(4,455,284)	(2,138,221)
Net change in unrealized (gain)/loss on investment in gold	4,827,849	9,987,571	(11,134,064)
Increase/(Decrease) in accounts payable to Sponsor	(1,675)	(6,700)	11,208

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

F-
7

SPDR
®
GOLD TRUST
Statements of Changes in Net Assets
For the years ended September 30, 2022, 2021, and 2020

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020
Net Assets - Opening Balance	$55,455,274	$76,952,551	$43,959,000
Creations	17,115,534	11,694,069	32,600,221
Redemptions	(19,135,818)	(27,444,877)	(12,690,598)
Net investment loss	(238,497)	(257,595)	(225,630)
Net realized gain/(loss) from investment in gold sold to pay expenses	30,323	43,413	37,273
Net realized gain/(loss) from gold distributed for the redemption of shares	2,091,493	4,455,284	2,138,221
Net change in unrealized gain/(loss) on investment in gold	(4,827,849)	(9,987,571)	11,134,064

Net Assets - Closing Balance	$50,490,460	$55,455,274	$76,952,551

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
The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$50,693,257	$—	$—

Total	$50,693,257	$—	$—

(Amounts in 000’s of US$) September 30, 2021	Level 1	Level 2	Level 3
Investment in Gold	$55,474,023	$—	$—

Total	$55,474,023	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2022 and 2021.
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

(Amounts in 000’s of US$)	Sep-30, 2022	Sep-30, 2021
Gold receivable	$—	$—

2.5.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2022	Sep-30, 2021
Gold payable	$185,723	$—

2.6.	Creations and Redemptions of Shares
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
As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the years ended September 30, 2022, 2021 and 2020 are as follows:

(Amounts are in 000’s)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020
Activity in Number of Shares Created and Redeemed:
Creations	97,800	67,500	201,800
Redemptions	(113,800)	(161,600)	(81,400)

Net Change in Number of Shares Created and Redeemed	(16,000)	(94,100)	120,400

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020
Activity in Value of Shares Created and Redeemed:
Creations	$17,115,534	$11,694,069	$32,600,221
Redemptions	(19,135,818)	(27,444,877)	(12,690,598)

Net change in Value of Shares Created and Redeemed	$(2,020,284)	$(15,750,808)	$19,909,623

2.7.	Income and Expense (Amounts in 000’s of US$)
The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise

F-1
1

directed by the Sponsor, the Trustee will sell gold to the Custodian at the next LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statements of Operations.
The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2022 of $(2,706,033) is made up of a realized gain of $30,323 from the sale of gold to pay expenses, a realized gain of $2,091,493 from gold distributed for the redemption of Shares, and a change in unrealized loss of $4,827,849 on investment in gold.
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
The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2022 or 2021.
The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2022, the 2021, 2020, and 2019 tax years remain open for examination. There were no examinations in progress at period end.

F-1
2

3.	Quarterly Statements of Operations

Fiscal Period Ended September 30, 2022	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Year Ended Sep 30, 2022
EXPENSES
Sponsor fees	$57,105	$61,058	$64,772	$55,562	$238,497

Total expenses	57,105	61,058	64,772	55,562	238,497

Net investment loss	(57,105)	(61,058)	(64,772)	(55,562)	(238,497)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	7,317	8,878	9,851	4,277	30,323
Net realized gain/(loss) from gold distributed for the redemption of shares	302,742	440,331	924,875	423,545	2,091,493
Net change in unrealized gain/(loss) on investment in gold	2,093,694	3,535,070	(5,329,581)	(5,127,032)	(4,827,849)

Net realized and change in unrealized gain/(loss) on investment in gold	2,403,753	3,984,279	(4,394,855)	(4,699,210)	(2,706,033)

Net income/(loss)	$2,346,648	$3,923,221	$(4,459,627)	$(4,754,772)	$(2,944,530)

Net income/(loss) per share	$6.95	$11.09	$(12.01)	$(13.93)	$(8.39)

Weighted average number of shares (in 000’s)	337,516	353,898	371,198	341,353	350,920

F-1
3

Fiscal Period Ended September 30, 2021	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Year Ended Sep 30, 2021

EXPENSES
Sponsor fees	$74,531	$63,969	$60,114	$58,981	$257,595

Total expenses	74,531	63,969	60,114	58,981	257,595

Net investment loss	(74,531)	(63,969)	(60,114)	(58,981)	(257,595)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	15,299	10,367	9,137	8,610	43,413
Net realized gain/(loss) from gold distributed for the redemption of shares	1,667,498	1,713,199	495,949	578,638	4,455,284
Net change in unrealized gain/(loss) on investment in gold	(1,659,393)	(8,950,053)	1,814,442	(1,192,567)	(9,987,571)

Net realized and change in unrealized gain/(loss) on investment in gold	23,404	(7,226,487)	2,319,528	(605,319)	(5,488,874)

Net income/(loss)	$(51,127)	$(7,290,456)	$2,259,414	$(664,300)	$(5,746,469)

Net income/(loss) per share	$(0.12)	$(18.97)	$6.37	$(1.90)	$(15.25)

Weighted average number of shares (in 000’s)	419,398	384,292	354,837	349,115	376,931

4.	Related Parties – Sponsor and Trustee
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

F-1
4

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
5

7.	Financial Highlights
The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2022, 2021 and 2020, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020
Net Asset Value
Net asset value per Share, beginning of period	$162.96	$177.15	$140.00
Net investment income/(loss)	(0.68)	(0.68)	(0.64)
Net Realized and Change in Unrealized Gain/(Loss)	(6.59)	(13.51)	37.79

Net Income/(Loss)	(7.27)	(14.19)	37.15

Net asset value per Share, end of period	$155.69	$162.96	$177.15

Market value per Share, beginning of period	$164.22	$177.12	$138.87

Market value per Share, end of period	$154.67	$164.22	$177.12

Ratio to average net assets

Net investment loss	(0.40)%	(0.40)%	(0.40)%

Gross expenses	0 .40%	0 .40%	0 .40%

Net expenses	0 .40%	0 .40%	0 .40%

Total Return, at net asset value	(4.46)%	(8.01)%	26.54%

Total Return, at market value	(5.82)%	(7.28)%	27.54%

F-1
6