Form 10-Q
period 2022-12-31
SPDR GOLD TRUST
filed 2023-02-09
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2022

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

685 Third Ave., Suite 2702

New York, New York 10017

(Address of Principal Executive Offices)

(212) 317-3800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR® Gold Trust	GLD®	NYSE Arca

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

As of February 8, 2023, the Registrant had 318,300,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.         Financial Statements (Unaudited)

Statements of Financial Condition

At December 31, 2022 (unaudited) and September 30, 2022

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2022	Sep-30, 2022
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $48,197,729 and $49,274,427 at December 31, 2022 and September 30, 2022, respectively)	$53,520,421	$50,693,257
Total Assets	$53,520,421	$50,693,257
LIABILITIES
Accounts payable to Sponsor	$17,879	$17,074
Gold payable	50,586	185,723
Total Liabilities	$68,465	$202,797
Net Assets	$53,451,956	$50,490,460
Shares issued and outstanding(1)	317,000,000	324,300,000
Net asset value per Share	$168.62	$155.69

(1)          Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

December 31, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	29,531.0	$48,197,729	$53,520,421	100.13%
Total Investment		$48,197,729	$53,520,421	100.13%
Liabilities in excess of other assets			(68,465)	(0.13)%
Net Assets			$53,451,956	100.00%

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	30,323.5	$49,274,427	$50,693,257	100.40%
Total Investment		$49,274,427	$50,693,257	100.40%
Liabilities in excess of other assets			(202,797)	(0.40)%
Net Assets			$50,490,460	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three months ended December 31, 2022 and December 31, 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$51,496	$57,105
Total expenses	51,496	57,105
Net investment loss	(51,496)	(57,105)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	2,693	7,317
Net realized gain/(loss) from gold distributed for the redemption of shares	175,717	302,742
Net change in unrealized gain/(loss) on investment in gold	3,903,862	2,093,694
Net realized and change in unrealized gain/(loss) on investment in gold	4,082,272	2,403,753
Net income/(loss)	$4,030,776	$2,346,648
Net income/(loss) per share	$12.70	$6.95
Weighted average number of shares (in 000’s)	317,265	337,516

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three months ended December 31, 2022 and December 31, 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$50,691	$56,726
Cash expenses paid	(50,691)	(56,726)
Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$2,906,530	$1,633,125
Value of gold distributed for redemption of shares-net of change in gold payable	$4,110,947	$2,360,237

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$4,030,776	$2,346,648
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	50,691	56,726
Net realized (gain)/loss from investment in gold sold to pay expenses	(2,693)	(7,317)
Net realized (gain)/loss from gold distributed for the redemption of shares	(175,717)	(302,742)
Net change in unrealized (gain)/loss on investment in gold	(3,903,862)	(2,093,694)
Increase/(Decrease) in accounts payable to Sponsor	805	379
Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Changes in Net Assets

For the three months ended December 31, 2022 and December 31, 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$50,490,460	$55,455,274
Creations	2,906,530	1,633,125
Redemptions	(3,975,810)	(2,360,237)
Net investment loss	(51,496)	(57,105)
Net realized gain/(loss) from investment in gold sold to pay expenses	2,693	7,317
Net realized gain/(loss) from gold distributed for the redemption of shares	175,717	302,742
Net change in unrealized gain/(loss) on investment in gold	3,903,862	2,093,694
Net Assets - Closing Balance	$53,451,956	$57,074,810

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 under New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year-end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with the redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC is the sponsor of the Trust (the “Sponsor”). BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, is the trustee of the Trust (the “Trustee”). State Street Global Advisors Funds Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”). HSBC Bank plc ("HSBC") and JPMorgan Chase Bank, N.A. are the custodians of the Trust (each a "Custodian" and together, the “Custodians”).

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

The Statements of Financial Condition and Schedules of Investment at December 31, 2022 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three months ended December 31, 2022 and 2021 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2022 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
December 31, 2022	Level 1	Level 2	Level 3
Investment in Gold	$53,520,421	$—	$—
Total	$53,520,421	$—	$—

(Amounts in 000’s of US$)
September 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$50,693,257	$—	$—
Total	$50,693,257	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2022, or for the year ended September 30, 2022.

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

Gold is held by the Custodians on behalf of the Trust, 100% of which is allocated gold in the form of good delivery gold bars. A current list of all gold held by each Custodian, including any held with a subcustodian is available on the sponsor’s website at www.spdrgoldshares.com.

2.4.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2022	Sep-30, 2022
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2022	Sep-30, 2022
Gold payable	$50,586	$185,723

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the three months ended December 31, 2022 and 2021 are as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts are in 000’s)	Dec-31, 2022	Dec-31, 2021
Activity in Number of Shares Created and Redeemed:
Creations	17,800	9,600
Redemptions	(25,100)	(14,200)
Net Change in Number of Shares Created and Redeemed	(7,300)	(4,600)

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
Activity in Value of Shares Created and Redeemed:
Creations	$2,906,530	$1,633,125
Redemptions	$(3,975,810)	$(2,360,237)
Net change in Value of Shares Created and Redeemed	$(1,069,280)	$(727,112)

2.7.	Income and Expense (Amounts in 000’s of US$)

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, the Trustee will sell gold to the Custodians at the next LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statements of Operations.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2022 of $4,082,272 is made up of a realized gain of $2,693  from the sale of gold to pay expenses, a realized gain of $175,717 from gold distributed for the redemption of Shares, and a change in unrealized gain of $3,903,862 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2021 of $2,403,753 is made up of a realized gain of $7,317 from the sale of gold to pay expenses, a realized gain of $302,742 from gold distributed for the redemption of Shares, and a change in unrealized gain of $2,093,694 on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of  December 31, 2022 or September 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, the 2021, 2020 and 2019 tax years remain open for examination. There were no examinations in progress at period end.

3.	Related Parties – Sponsor and Trustee

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, the fees and expenses of the Custodians for the custody of the Trust’s gold bars, the fees and expenses of the Sponsor, certain taxes, the fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2022 and 2021, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three months ended December 31, 2022 and 2021

	Three Months	Three Months
	Ended	Ended
	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$155.69	$162.96
Net investment income/(loss)	(0.16)	(0.17)
Net Realized and Change in Unrealized Gain/(Loss)	13.09	7.23
Net Income/(Loss)	12.93	7.06
Net asset value per Share, end of period	$168.62	$170.02
Market value per Share, beginning of period	$154.67	$164.22
Market value per Share, end of period	$169.64	$170.96
Ratio to average net assets
Net investment loss(1)	(0.40)%	(0.40)%
Gross expenses(1)	0.40%	0.40%
Net expenses(1)	0.40%	0.40%
Total Return, at net asset value(2)	8.30%	4.33%
Total Return, at market value(2)	9.68%	4.10%

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

Trust Overview

SPDR® Gold Trust (the “Trust”) is an investment trust that was formed on November 12, 2004 (the “Date of Inception”). The Trust issues baskets of Shares (“Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The Shares are designed to provide investors with a cost effective and convenient way to invest in gold.

Gold is held by HSBC Bank plc ("HSBC") and JPMorgan Chase Bank, N.A. (each a "Custodian" and together, the “Custodians”) on behalf of the Trust.

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

Share price & NAV v. gold price – November 18, 2004 to December 31, 2022

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

Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On October 3, 2022, Inspectorate concluded the annual full count of the Trust’s gold bullion held by HSBC. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at HSBC's vault on April 29, 2022. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

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

Results of Operations

In the three months ended December 31, 2022, an additional 17,800,000 Shares (178 Baskets) were created in exchange for 1,656,782.2 ounces of gold, 25,100,000 Shares (251 Baskets) were redeemed in exchange for 2,336,597.9 ounces of gold, and 29,515.0 ounces of gold were sold to pay expenses.

At December 31, 2022, the amount of gold owned by the Trust and held by the Custodians was 29,530,952 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $53,520,421,006 based on the LBMA Gold Price PM on December 31, 2022 (cost— $48,197,729,420 ).

At September 30, 2022, the amount of gold owned by the Trust and held by the Custodians was 30,323,468 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $50,693,257,111 based on the LBMA Gold Price PM on September 30, 2022 (cost— $49,274,427,022).

Cash Resources and Liquidity

At December 31, 2022, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from November 12, 2004 to December 31, 2022 and is based on the LBMA Gold Price PM when available.

Daily Gold Price – November 12, 2004 – December 31, 2022

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through December 31, 2022, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 201
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sept 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Twelve months ended December 31, 2020	$1,769.50	$2,067.15	Aug 6, 2020	$1,474.25	Mar 19, 2020	$1,891.10	Dec 31, 2020	(2)
Twelve months ended December 31, 2021	$1,798.61	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,820.10	Dec 31, 2021	(2)
Twelve months ended December 31, 2022	$1,800.09	$2,039.05	Mar 8, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
November 12, 2004 to December 31, 2022	$1,240.09	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,812.35	Dec 30, 2022	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2022, 2021 or 2020. The LBMA Gold Price AM on the last business day of December 2022, 2021 and 2020 was $1,812.35, $1,820.10 and $1,891.10, respectively. The Net Asset Value of the Trust on December 31, 2022, 2021 and 2020 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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

PART II - OTHER INFORMATION:

Item 1.         Legal Proceedings

None.

Item 1A.         Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

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

c)

As of the date of the formation of the Trust on November 12, 2004, the NAV of the Trust, which represents the value of the gold deposited in the Trust, was $13,081,500, and the NAV per Share was $43.60. Since formation and through December 31, 2022, 18,535 Baskets (1,853,500,000 Shares) have been created and 15,365 Baskets (1,536,500,000 Shares) have been redeemed.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/1/22 to 10/31/22	9,700,000	0.09311
11/1/22 to 11/30/22	10,600,000	0.09309
12/1/22 to 12/31/22	4,800,000	0.09306
Total	25,100,000	0.09309

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

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form  10-Q for the quarter ended December 31, 2022.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form  10-Q for the quarter ended December 31, 2022.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: February 9, 2023

*    The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.