Form 10-Q
period 2023-03-31
SPDR GOLD TRUST
filed 2023-05-09
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023

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

As of May 8, 2023, the Registrant had 324,300,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.         Financial Statements (Unaudited)

Statements of Financial Condition

At March 31, 2023 (unaudited) and September 30, 2022

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2023	Sep-30, 2022
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $49,278,096 and $49,274,427 at March 31, 2023 and September 30, 2022, respectively)	$59,159,870	$50,693,257
Total Assets	$59,159,870	$50,693,257
LIABILITIES
Accounts payable to Sponsor	$19,149	$17,074
Gold payable	92,004	185,723
Total Liabilities	$111,153	$202,797
Net Assets	$59,048,717	$50,490,460
Shares issued and outstanding(1)	320,900,000	324,300,000
Net asset value per Share	$184.01	$155.69

(1)          Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

March 31, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	29,883.2	$49,278,096	$59,159,870	100.19%
Total Investment		$49,278,096	$59,159,870	100.19%
Liabilities in excess of other assets			(111,153)	(0.19)%
Net Assets			$59,048,717	100.00%

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	30,323.5	$49,274,427	$50,693,257	100.40%
Total Investment		$49,274,427	$50,693,257	100.40%
Liabilities in excess of other assets			(202,797)	(0.40)%
Net Assets			$50,490,460	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three and six months ended March 31, 2023 and March 31, 2022

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Mar-31, 2023	Mar-31, 2022	Mar-31, 2023	Mar-31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$54,875	$61,058	$106,371	$118,163
Total expenses	54,875	61,058	106,371	118,163
Net investment loss	(54,875)	(61,058)	(106,371)	(118,163)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	6,534	8,878	9,227	16,195
Net realized gain/(loss) from gold distributed for the redemption of shares	312,163	440,331	487,880	743,073
Net change in unrealized gain/(loss) on investment in gold	4,559,082	3,535,070	8,462,944	5,628,764
Net realized and change in unrealized gain/(loss) on investment in gold	4,877,779	3,984,279	8,960,051	6,388,032
Net income/(loss)	$4,822,904	$3,923,221	$8,853,680	$6,269,869
Net income/(loss) per share	$15.21	$11.09	$27.92	$18.14
Weighted average number of shares (in 000’s)	317,031	353,898	317,149	345,617

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three and six months ended March 31, 2023 and March 31, 2022

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2023	Mar-31, 2022	Mar-31, 2023	Mar-31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$53,605	$57,394	$104,296	$114,120
Cash expenses paid	(53,605)	(57,394)	(104,296)	(114,120)
Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$3,248,290	$9,841,302	$6,154,820	$11,474,427
Value of gold distributed for redemption of shares-net of change in gold payable	$2,433,015	$2,710,664	$6,543,962	$5,070,901

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2023	Mar-31, 2022	Mar-31, 2023	Mar-31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$4,822,904	$3,923,221	$8,853,680	$6,269,869
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	53,605	57,394	104,296	114,120
Net realized (gain)/loss from investment in gold sold to pay expenses	(6,534)	(8,878)	(9,227)	(16,195)
Net realized (gain)/loss from gold distributed for the redemption of shares	(312,163)	(440,331)	(487,880)	(743,073)
Net change in unrealized (gain)/loss on investment in gold	(4,559,082)	(3,535,070)	(8,462,944)	(5,628,764)
Increase/(Decrease) in accounts payable to Sponsor	1,270	3,664	2,075	4,043
Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Changes in Net Assets

For the three and six months ended March 31, 2023 and March 31, 2022

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2023	Mar-31, 2022	Mar-31, 2023	Mar-31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$53,451,956	$57,074,810	$50,490,460	$55,455,274
Creations	3,248,290	9,841,302	6,154,820	11,474,427
Redemptions	(2,474,433)	(2,710,664)	(6,450,243)	(5,070,901)
Net investment loss	(54,875)	(61,058)	(106,371)	(118,163)
Net realized gain/(loss) from investment in gold sold to pay expenses	6,534	8,878	9,227	16,195
Net realized gain/(loss) from gold distributed for the redemption of shares	312,163	440,331	487,880	743,073
Net change in unrealized gain/(loss) on investment in gold	4,559,082	3,535,070	8,462,944	5,628,764
Net Assets - Closing Balance	$59,048,717	$68,128,669	$59,048,717	$68,128,669

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The Statements of Financial Condition and Schedules of Investment at March 31, 2023 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three and six months ended March 31, 2023 and 2022 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2023 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
March 31, 2023	Level 1	Level 2	Level 3
Investment in Gold	$59,159,870	$—	$—
Total	$59,159,870	$—	$—

(Amounts in 000’s of US$)
September 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$50,693,257	$—	$—
Total	$50,693,257	$—	$—

There were no transfers between Level 1 and other Levels for the six months ended March 31, 2023, or for the year ended September 30, 2022.

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

(Amounts in 000’s of US$)	Mar-31, 2023	Sep-30, 2022
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2023	Sep-30, 2022
Gold payable	$92,004	$185,723

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the six months ended March 31, 2023 and 2022 are as follows:

	Six Months	Six Months
	Ended	Ended
(Amounts are in 000’s)	Mar-31, 2023	Mar-31, 2022
Activity in Number of Shares Created and Redeemed:
Creations	35,900	65,200
Redemptions	(39,300)	(29,600)
Net Change in Number of Shares Created and Redeemed	(3,400)	35,600

	Six Months	Six Months
	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2023	Mar-31, 2022
Activity in Value of Shares Created and Redeemed:
Creations	$6,154,820	$11,474,427
Redemptions	$(6,450,243)	$(5,070,901)
Net change in Value of Shares Created and Redeemed	$(295,423)	$6,403,526

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2023 of $ 8,960,051 is made up of a realized gain of $ 9,227 from the sale of gold to pay expenses, a realized gain of $487,880 from gold distributed for the redemption of Shares, and a change in unrealized gain of $8,462,944 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2022 of $6,388,032 is made up of a realized gain of $16,195 from the sale of gold to pay expenses, a realized gain of $743,073 from gold distributed for the redemption of Shares, and a change in unrealized gain of $5,628,764 on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2023 or September 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2023, the 2021, 2020 and 2019 tax years remain open for examination. There were no examinations in progress at period end.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended March 31, 2023 and 2022, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and six months ended March 31, 2023 and 2022

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31, 2023	Mar-31, 2022	Mar-31, 2023	Mar-31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$168.62	$170.02	$155.69	$162.96
Net investment income/(loss)	(0.17)	(0.17)	(0.34)	(0.34)
Net Realized and Change in Unrealized Gain/(Loss)	15.56	11.39	28.66	18.62
Net Income/(Loss)	15.39	11.22	28.32	18.28
Net asset value per Share, end of period	$184.01	$181.24	$184.01	$181.24
Market value per Share, beginning of period	$169.64	$170.96	$154.67	$164.22
Market value per Share, end of period	$183.22	$180.65	$183.22	$180.65
Ratio to average net assets
Net investment loss(1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Gross expenses(1)	0.40%	0.40%	0.40%	0.40%
Net expenses(1)	0.40%	0.40%	0.40%	0.40%
Total Return, at net asset value(2)	9.13%	6.60%	18.19%	11.22%
Total Return, at market value(2)	8.01%	5.67%	18.46%	10.00%

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

Share price & NAV v. gold price – November 18, 2004 to March 31, 2023

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

Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On October 3, 2022, Inspectorate concluded the annual full count of the Trust’s gold bullion held by HSBC. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's vault on March 24, 2023, and at HSBC's vault on April 5, 2023. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

Results of Operations

In the three months ended March 31, 2023, an additional 18,100,000 Shares (181 Baskets) were created in exchange for 1,682,981.1 ounces of gold, 14,200,000 Shares (142 Baskets) were redeemed in exchange for 1,320,480.0 ounces of gold, and 28,765.7 ounces of gold were sold to pay expenses.

At March 31, 2023, the amount of gold owned by the Trust and held by the Custodians was 29,883,250 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $59,159,869,788 based on the LBMA Gold Price PM on March 31, 2023 (cost— $49,278,095,733 ).

At September 30, 2022, the amount of gold owned by the Trust and held by the Custodians was 30,323,468 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $50,693,257,111 based on the LBMA Gold Price PM on September 30, 2022 (cost— $49,274,427,022).

Cash Resources and Liquidity

At March 31, 2023, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from November 12, 2004 to March 31, 2023 and is based on the LBMA Gold Price PM when available.

Daily Gold Price – November 12, 2004 – March 31, 2023

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through March 31, 2023, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sept 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,820.10	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	June 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months ended March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Twelve months ended March 31, 2021	$1,823.55	$2,067.15	Aug 6, 2020	$1,576.55	Apr 1, 2020	$1,691.05	Mar 31, 2021
Twelve months ended March 31, 2022	$1,819.49	$2,039.05	Mar 8, 2022	$1,723.55	Aug 10, 2021	$1,942.15	Mar 31, 2022
Twelve months ended March 31, 2023	$1,803.68	$1,993.80	Mar 24, 2023	$1,628.75	Nov 3, 2022	$1,979.70	Mar 31, 2023
November 12, 2004 to March 31, 2023	$1,249.12	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,979.70	Mar 31, 2023

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2022, 2021 or 2020. The LBMA Gold Price AM on the last business day of December 2022, 2021 and 2020 was $1,812.35, $1,820.10 and $1,891.10, respectively. The Net Asset Value of the Trust on December 31, 2022, 2021 and 2020 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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

c)

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 142 Baskets (14,200,000 Shares) during the quarter ended March 31, 2023 as set forth in the table below.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
1/1/23 to 1/31/23	5,100,000	0.09302
2/1/23 to 2/28/23	2,900,000	0.09299
3/1/23 to 3/31/23	6,200,000	0.09297
Total	14,200,000	0.09299

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

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: May 9, 2023

*    The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.