Form 10-K
period 2023-09-30
SPDR GOLD TRUST
filed 2023-11-22
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32356

SPDR® GOLD TRUST

SPONSORED BY WORLD GOLD TRUST
SERVICES, LLC

(Exact name of registrant as specified in its charter)

New York	81-6124035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o World Gold Trust Services, LLC

685 Third Avenue, Suite 2702

New York, New York 10017

(212) 317-3800

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR® Gold Shares	GLD®	NYSE Arca, Inc.

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2023 as reported by the NYSE Arca, Inc. on that date: $59,048,717,000

Number of shares of the registrant’s common stock outstanding as of November 21, 2023: 306,300,000

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the word “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands,” “may,” “can,” “could,” and other words or terms of similar meaning or import suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except as required by applicable securities laws.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in Item 1A. “Risk Factors”.

"GLD" is a registered trademark of World Gold Trust Services, LLC.

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

THE LBMA GOLD PRICE, WHICH IS ADMINISTERED AND PUBLISHED BY ICE BENCHMARK ADMINISTRATION LIMITED (“IBA”), SERVES AS, OR AS PART OF, AN INPUT OR UNDERLYING REFERENCE FOR SPDR® GOLD TRUST.

THE LBMA GOLD PRICE IS A TRADEMARK OF PRECIOUS METALS PRICES LIMITED, AND IS LICENSED TO IBA AS THE ADMINISTRATOR OF THE LBMA GOLD PRICE. ICE BENCHMARK ADMINSTRATION IS A TRADEMARK OF IBA AND/OR ITS AFFILIATES. THE LBMA GOLD PRICE PM, AND THE TRADEMARKS LBMA GOLD PRICE AND ICE BENCHMARK ADMINISTRATION, ARE USED BY SPDR® GOLD TRUST WITH PERMISSION UNDER LICENCE BY IBA.

IBA AND ITS AFFILIATES MAKE NO CLAIM, PREDICATION, WARRANTY OR REPRESENTATION WHATSOEVER, EXPRESS OR IMPLIED, AS TO THE RESULTS TO BE OBTAINED FROM ANY USE OF THE LBMA GOLD PRICE, OR THE APPROPRIATENESS OR SUITABILITY OF THE LBMA GOLD PRICE FOR ANY PARTICULAR PURPOSE TO WHICH IT MIGHT BE PUT, INCLUDING WITH RESPECT TO SPDR® GOLD TRUST. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ALL IMPLIED TERMS, CONDITIONS AND WARRANTIES, INCLUDING, WITHOUT LIMITATION, AS TO QUALITY, MERCHANTABILITY, FITNESS FOR PURPOSE, TITLE OR NON-INFRINGEMENT, IN RELATION TO THE LBMA GOLD PRICE, ARE HEREBY EXCLUDED AND NONE OF IBA OR ANY OF ITS AFFILIATES WILL BE LIABLE IN CONTRACT OR TORT (INCLUDING NEGLIGENCE), FOR BREACH OF STATUTORY DUTY OR NUISANCE, FOR MISREPRESENTATION, OR UNDER ANTITRUST LAWS OR OTHERWISE, IN RESPECT OF ANY INACCURACIES, ERRORS, OMISSIONS, DELAYS, FAILURES, CESSATIONS OR CHANGES (MATERIAL OR OTHERWISE) IN THE LBMA GOLD PRICE, OR FOR ANY DAMAGE, EXPENSE OR OTHER LOSS (WHETHER DIRECT OR INDIRECT) YOU MAY SUFFER ARISING OUT OF OR IN CONNECTION WITH THE LBMA GOLD PRICE OR ANY RELIANCE YOU MAY PLACE UPON IT.

i

ii

PART I

Item 1.    Business

SPDR® Gold Trust (the “Trust”) is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture (the “Trust Indenture”). The Trust holds gold and from time to time issues SPDR® Gold Shares (the “Shares”) in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC (“WGTS”) is the sponsor of the Trust (the “Sponsor”). BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”) is the trustee of the Trust (the “Trustee”). State Street Global Advisors Funds Distributors, LLC (“SSGA”) is the marketing agent of the Trust (the “Marketing Agent”). HSBC Bank plc (“HSBC”) and JPMorgan Chase Bank, N.A. ("JPMorgan") are the Trust's custodians (each a "Custodian" and together, the “Custodians”).

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

Investment Objective

The Shares are intended to offer investors an opportunity to participate in the gold market through an investment in securities. Historically, the logistics of buying, storing and insuring gold have constituted a barrier to entry for some institutional and retail investors. The ownership of the Shares is intended to overcome these barriers to entry. The logistics of storing and insuring gold are dealt with by the Custodians, and the related expenses are built into the price of the Shares. Therefore, the investor does not have any additional tasks or costs over and above those associated with investing in any other publicly traded security.

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

•

Backed by Gold Held by the Custodians on Behalf of the Trust. The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust’s holdings and their value based on current market prices are reported on the Trust’s website each business day. The Trustee’s arrangements with the Custodians provide that at the end of each business day only gold bars, and no gold in an unallocated form, is held in the Trust accounts maintained with the Custodians. Accordingly, the Trust’s gold holdings are identified on each of the Custodian’s books as the property of the Trust and held in London, New York or Zurich.

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

Baskets may be created or redeemed only by Authorized Participants. An Authorized Participant is a person who: (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in the Depository Trust Company system (“DTC”); (3) has entered into an agreement with the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions, or a Participant Agreement; and (4) has established an unallocated gold account meeting the requirements of each of the Custodians. Authorized Participants pay a transaction fee of $2,000 for each order to create or redeem Baskets. Authorized Participants may sell to other investors all or part of the Shares included in the Baskets they purchase from the Trust.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the Gold Focus 20231.

World Gold Supply and Demand (2018—2022)

Tonnes	2018	2019	2020	2021	2022
SUPPLY
Mine Production	3,656	3,596	3,482	3,581	3,628
Recycling	1,132	1,276	1,293	1,136	1,141
Net Hedging Supply	—	6	—	—	—
Total Supply	4,788	4,878	4,775	4,717	4,768
DEMAND
Jewelry Fabrication	2,290	2,152	1,324	2,230	2,192
Industrial Demand	335	326	303	330	307
Net Physical Investment	1,068	849	900	1,183	1,216
Net Hedging Demand	12	—	39	7	11
Net Official Sector Buying	656	605	255	450	1,083
Total Demand	4,360	3,932	2,820	4,200	4,810
Market Balance	427	946	1,955	517	(42)
Net Investment in ETPs	74	400	892	(189)	(110)
Market Balance less ETPs	353	546	1,062	706	69
Gold Price (US$/oz, London)	1,268	1,393	1,770	1,799	1,800

Source: Gold Focus 2023

Sources of Gold Supply

Based on data from Gold Focus 2023, gold supply averaged 4,785 tonnes per year between 2018 and 2022. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,589 tonnes per year from 2018 through 2022. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,196 tonnes annually between 2018 through 2022.

[1]

Gold Focus 2023 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this prospectus “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

Sources of Gold Demand

Based on data from Gold Focus 2023, gold demand averaged 4,024 tonnes per year between 2018 and 2022. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 51% of the identifiable demand from 2018 through 2022 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2018 and 2022, according to Gold Focus 2023, central bank purchases averaged 610 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to LBMA market making are Spot (S), Forwards (F) and Options (O). There are eleven LBMA Market Makers who provide the service in one, two or all three products2.

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

[2]	www.lbma.org.uk/aboutmembership

4

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

The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA acceptable refiner) and appearance set forth in The Good Delivery Rules published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400- ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar.

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

The Financial Conduct Authority (the “FCA”) in the U.K. regulates the LBMA Gold Price.

Futures Exchanges

The most significant gold futures exchange is the COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974, and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange (the “TOCOM”) is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both the COMEX and the TOCOM operate through a central clearance system, and in each case, the exchange acts as a counterparty for each member for clearing purposes. Other commodity exchanges include, the Multi Commodity Exchange of India, the Shanghai Futures Exchange, the Shanghai Gold Exchange, ICE Futures US (the “ICE”), and the Dubai Gold & Commodities Exchange. The ICE and CME Group are members of the Intermarket Surveillance Group.

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants.

Movements in the Price of Gold

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2023, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

Daily Gold Price – November 18, 2004 – September 30, 2023

LBMA Gold Price PM USD

Responsibly Sourced Gold

The LBMA’s Responsible Sourcing Programme (the “Programme”) is mandatory for all Good Delivery refiners trading with the London bullion market.  The LBMA established the Programme to consolidate, strengthen and formalize the existing standards of the LBMA Good Delivery refiners’ due diligence practices with the intent to protect the integrity of the global supply chain for the wholesale precious metals markets.  The Programme includes measures to combat money laundering, terrorist financing and human rights abuses globally.

The Responsible Gold Guidance (the “Guidance”) is the specific document that underpins the Programme.  All LBMA Good Delivery refiners are required to implement the LBMA’s Responsible Sourcing Guidance, which comprises the Guidance, and obtain annual independent assurance on their publicly available compliance reporting. Failure to appropriately adhere to the Guidance may result in a refiner being removed from the Good Delivery List, following the LBMA’s incident review process.

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

Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act of 1933, as amended (the “Securities Act”). As of the date of this annual report, the Authorized Participants are Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. LLC, Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC and Virtu Americas LLC. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Prior to initiating any creation or redemption order, an Authorized Participant must have established an unallocated account with (i) HSBC if HSBC is the Custodian or (ii) any gold clearing bank of the London Precious Metals Clearing Limited ("LPMCL") if JPMorgan is the Custodian. An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold equal to the amount of gold standing to the credit of the account holder. Gold held in an unallocated account is not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any gold held in an unallocated account as belonging to the account holder rather than to the bullion dealer.

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

All gold bullion must be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participants' unallocated accounts and the Trust's unallocated accounts.

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

The following description of the procedures for the creation and redemption of Baskets is only a summary and investors should review the description of the procedures for the creation and redemption of Baskets set forth in the Trust Indenture and the form of Participant Agreement, each of which has been filed as an exhibit to this report.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its unallocated account with the required gold deposit amount by the end of the second business day in London following the purchase order date. From time to time, the Sponsor will identify to the Authorized Participants which Custodians may be used for the deposit of the required gold deposit amount. If the Authorized Participant’s unallocated account is with the selected Custodian, the selected Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the gold deposit amount by debiting such amount from the Authorized Participant’s unallocated account and crediting such amount to the Trust’s unallocated account. If the Authorized Participant’s unallocated account is with another LPMCL gold clearing bank, the selected Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will receive on the second business day following the purchase order date the gold deposit amount from the Authorized Participant's unallocated account and credit such amount to the Trust's unallocated account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust will be borne solely by the Authorized Participant. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

Acting on instructions given by the Trustee, the selected Custodian will transfer the gold deposit amount from the Trust's unallocated account to the Trust's allocated account on the second business day following the purchase order date by allocating to the Trust's allocated account specific bars of gold from unallocated bars which the Custodian holds or instructing a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian. The gold bars in an allocated gold account are specific to that account and are identified by a list which shows, for each gold bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold held in the Trust’s allocated account is the property of the Trust and is not traded, leased or loaned under any circumstances.

The selected Custodian will, or will endeavor to, transfer the gold deposit amount from the Trust’s unallocated Account to the Trust’s allocated account by 2:00 PM (London time). By 2:00 PM (London time), the selected Custodian will advise the Trustee as to the status of the allocation process. Upon Trustee’s receipt of confirmation from the Custodian that the gold deposit amount has been transferred from the Trust's unallocated account to the Trust's allocated account, the Trustee will direct DTC to credit the number of Baskets ordered by the Authorized Participant to the Authorized Participant’s DTC account. During the period of the transfer, all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process.

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

Determination of Redemption Distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s unallocated account representing the amount of the gold held by the Trust evidenced by the Shares being redeemed plus, or minus, the cash redemption amount. The cash redemption amount is equal to the value of all assets of the Trust other than gold less all estimated accrued expenses and other liabilities, divided by the number of Baskets outstanding and multiplied by the number of Baskets included in the Authorized Participant’s redemption order. The Sponsor anticipates that in the ordinary course of the Trust’s operations there will be no cash distributions made to Authorized Participants upon redemptions. Fractions of a fine ounce of gold included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due.

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

The selected Custodian transfers the redemption gold amount from the Trust's allocated account to the Trust's unallocated account and, thereafter, to the redeeming Authorized Participant’s unallocated account. The Authorized Participant and the Trust are each at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Gold held in the Trust’s unallocated gold accounts with the Custodians and any Authorized Participant’s unallocated gold account with a Custodian or another LPMCL gold clearing bank will not be segregated from the assets of the relevant Custodian or LPMCL gold clearing bank.”

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

The Trustee will reject a redemption order if: (1) the order is not in proper form as described in the Participant Agreement; (2) the fulfillment of the order, in the opinion of its counsel, might be unlawful; (3) the order would have adverse tax consequences to the Trust or its Shareholders; or (4) circumstances outside the control of the Trustee, the Sponsor or the Custodians make the redemption, for all practical purposes, not feasible to process.

None of the Sponsor, the Trustee or the Custodians will be liable to any person or in any way for any loss or damages that may result from any such suspension, postponement or rejection.

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

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agrees to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, fees and expenses of the Custodians for the custody of the Trust’s gold bars, fees and expenses of the Sponsor, certain taxes, fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. Additionally, under a separate agreement with JPMorgan, the Sponsor has agreed to pay or reimburse JPMorgan for any value added, sales or similar tax chargeable on the services provided by JPMorgan as a Custodian, including any such taxes otherwise payable by the Trust. The Sponsor’s fees were $221,609,174 for the year ended September 30, 2023.

In addition, the following expenses may be accrued and paid by the Trust:

•

Expenses and other charges of the Custodians payable by the Trustee on behalf of the Trust under the Custody Agreements (as defined under "Description of the Custody Agreements")  (including (1) any relevant taxes, duties and governmental charges; and (2) the obligation to indemnify the Custodians) and, subject to the prior written approval of the Sponsor, (A) other expenses and charges for the custody, deposit or delivery of gold and services related to the custody and safekeeping of gold; and (B) expenses and charges charged by other custodians pursuant to a custody agreement;

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

•

The amount of any legal fees and expenses (including the costs of any litigation) of (i) the Sponsor and the Trust, (ii) the Custodians and (iii) the Trustee in excess of an aggregate amount for any fiscal year of $500,000; and

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

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodians and DTC; and (4) monitoring the Custodians. If the Trustee determines that maintaining gold with one of the Custodians is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of such Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from such Custodian. The ability of the Trustee to monitor the performance of the Custodians may be limited because under the Custody Agreements the Trustee only has the right, up to twice a year, visit the premises of the Custodians for the purpose of examining the Trust’s gold and certain related records maintained by the Custodians. Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. Inspectorate concluded the annual full count of the Trust’s gold bullion held by (i) HSBC at its London vault on October 2, 2023, (ii) JPMorgan at its London vault on October 2, 2023 and (iii) JPMorgan at its New York vault on October 2, 2023. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 24, 2023 and at HSBC's vault on April 5, 2023. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Sponsor and the Marketing Agent entered into an Amended and Restated Marketing Agent Agreement effective July 17, 2015 (as further amended from time to time, the “Marketing Agent Agreement”) which contains customary representations, warranties and covenants. In addition, the Sponsor has agreed to indemnify the Marketing Agent from and against certain liabilities, including liabilities under the Securities Act and to contribute to payments that the Marketing Agent may be required to make in respect thereof. The Trustee has agreed to reimburse the Marketing Agent, solely from and to the extent of the Trust’s assets, for indemnification and contribution amounts due from the Sponsor in respect of such liabilities to the extent the Sponsor has not paid such amounts when due.

The Marketing Agent Agreement expires on July 17, 2024 and thereafter automatically renews for successive two-year periods unless terminated in accordance with the agreement by either party twelve months prior to the end of the then-current term. If the Sponsor or Marketing Agent terminates the agreement for certain reasons specified in it, the Sponsor is required to pay the Marketing Agent the present market value of the future payments the Marketing Agent would otherwise receive under that agreement over the subsequent five-year period.

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

The Custodians

HSBC and JPMorgan, as Custodians, are responsible for the safekeeping of the Trust's gold deposited with each of them by Authorized Participants in connection with the creation of Baskets. The Custodians facilitate the transfer of gold in and out of the Trust through the unallocated gold accounts of the Authorized Participants and the unallocated and allocated gold accounts each Custodian maintains for the Trust. Each Custodian is responsible for allocating specific bars of gold bullion to the Trust's allocated accounts maintained by such Custodian. Each Custodian provides the Trustee with regular reports detailing the transfers of gold in and out of the Trust's allocated account at such Custodian and identifying the gold bars held in the Trust's allocated account at such Custodian.

HSBC operates its custody business out of its London office located at 8 Canada Square, London, E14 5HQ, United Kingdom. HSBC was incorporated with limited liability in England and is a wholly owned subsidiary of HSBC Holdings plc, or HSBC Group, a public limited company incorporated in England.  HSBC Group had $166 billion in regulatory capital resources according to HSBC Holdings plc’s Interim Report as of September 30, 2023. HSBC is authorized by the Prudential Regulation Authority (the "PRA") and regulated by the PRA and the FCA in the United Kingdom.

JPMorgan operates its custody business out of its London office located at 25 Bank Street, Canary Warf, London, E14 5JP, United Kingdom. JPMorgan was incorporated in the U.S. with limited liability as a National Banking Association and is a wholly owned subsidiary of JPMorgan Chase & Co. JPMorgan Chase & Co. had $3.9 trillion in assets and $317 billion in stockholders' equity according to its third-quarter 2023 financial results. JPMorgan is supervised and regulated in the U.S. by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and, with respect to certain matters, the Federal Deposit Insurance Corporation.  In the United Kingdom, JPMorgan is authorized by the PRA and subject to regulation by the FCA and the PRA. JPMorgan also maintains vaults in New York and Zurich.

The Custodians are both market makers, clearers and approved weighers under the rules of the LBMA.

The Custodians and their affiliates may from time-to-time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by HSBC at its London vault and by JPMorgan at its London, New York and Zurich vaults. Each Custodian holds all of the Trust’s gold in its respective vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases each Custodian has agreed that it will use commercially reasonable efforts to promptly transport or transfer the gold from the subcustodian’s vault to the Custodian’s London vault, at the Custodian’s cost and risk.

Each Custodian, as instructed by the Trustee, is authorized to accept, on behalf of the Trust, deposits of gold in unallocated form. Acting on instructions given by the Trustee, each Custodian allocates gold deposited in unallocated form with the Trust by selecting bars of gold bullion for deposit to the Trust's allocated account with that Custodian from unallocated bars which the Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. All gold bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA, and the Custodians must replace any non-conforming gold bullion with conforming bullion as soon as practical.

The Trustee has entered into Custody Agreements with each Custodian which establish the Trust's unallocated and allocated accounts with that Custodian.  The Trust's unallocated accounts are used to facilitate the transfer of gold deposits and gold redemption distributions between Authorized Participants and the Trust in connection with the creation and redemption of Baskets and the sales of gold made by the Trustee for the Trust. Except when gold is transferred in and out of the Trust, all gold deposited with the Trust is held in the Trust's allocated accounts with the Custodians.

Each Custodian is authorized to appoint a subcustodian from time to time to hold the Trust’s gold until it can be transported or transferred to that Custodian’s London vault. A subcustodian appointed by a Custodian must be approved by the Trustee and the Sponsor and must be a LBMA member or the Bank of England.  Current lists of all gold held by the Custodians, including any held with a subcustodian, is available on the Sponsor’s website at www.spdrgoldshares.com.

In accordance with LBMA practices and customs, the Custodians do not have written custody agreements with the subcustodians they select. The lack of such written contracts could affect the recourse of the Trust and the Custodians against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Trust’s gold. See “Risk Factors—The ability of the Trustee and the Custodians to take legal action against subcustodians may be limited.”

The Custodians are required to use reasonable care in selecting subcustodians, but otherwise have limited responsibility in relation to the subcustodians appointed by them. The Custodians are obligated to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by them. Otherwise, the Custodians do not undertake to monitor the performance by subcustodians of their custody functions. Since August 13, 2020, the Custodians have not utilized any subcustodians on behalf of the Trust.

Selected subcustodians appointed by HSBC, as Custodian, have the ability to appoint further subcustodians who are not expected to have written custody agreements with HSBC's subcustodians that selected them. HSBC may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. HSBC does not undertake to monitor the performance by subcustodians of their selection of further subcustodians.

Under the customs and practices of the London bullion market, allocated gold is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which gold is being held: (1) to request from the entity’s custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each gold bar being held and the identity of the particular custodian or subcustodian holding the gold bar and (2) to request the entity’s custodian to release the entity’s gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer’s gold and for failing to release the customer’s gold upon demand. While HSBC will not be liable for the acts or omissions, or for the solvency, of any subcustodian that it selects unless the selection of that subcustodian was made negligently or in bad faith, JPMorgan is liable for the acts or omissions, or for the insolvency, of any subcustodian that it selects .

The Custodians and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities. Each Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate. Subject to confidentiality restrictions and in connection with the registration of the Shares, HSBC will allow the Trustee and the Sponsor (so long as the Sponsor is WGTS) to review its insurance coverage. Subject to confidentiality restrictions, JPMorgan will allow the Trustee to review its insurance coverage and will provide the Sponsor with information about its insurance coverage required by the Sponsor in connection with the registration of the Shares. The Trust will not be a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of the coverage. Therefore, Shareholders cannot be assured that a Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust.

Description of the Custody Agreements

HSBC entered into the Fourth Amended and Restated Allocated Bullion Account Agreement (the "HSBC Allocated Account Agreement") and the Second Amended and Restated Unallocated Bullion Account Agreement (the "HSBC Unallocated Account Agreement" and together with the HSBC Allocated Account Agreement, as amended, restated, supplemented or otherwise modified from time to time, the "HSBC Custody Agreements") with the Trustee, and JPMorgan entered into the Allocated Precious Metal Account Agreement (the "JPMorgan Allocated Account Agreement") and the Unallocated Precious Metal Account Agreement (the "JPMorgan Unallocated Account Agreement" and together with the JPMorgan Allocated Account Agreement, as amended, restated, supplemented or otherwise modified from time to time, the "JPMorgan Custody Agreements" and together with the HSBC Custody Agreements, the "Custody Agreements") with the Trustee.  The Custody Agreements establish the Trust's unallocated and allocated accounts with the Custodians.  The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Reports

Each Custodian provides the Trustee with reports for each business day, identifying the movements of gold in and out of the Trust's allocated accounts it maintains and the credits and debits of gold to the Trust's unallocated account it maintains.  The reports contain sufficient information to identify each bar of gold held in the Trust's allocated accounts and, if the bar is being held temporarily by a subcustodian, the identity of the subcustodian.

Transfers into and from the Trust's Unallocated Accounts

All transfers into and out of the Trust's unallocated accounts are made only upon receipt of and in accordance with instructions from the Trustee.  Each Custodian accepts deposits into the Trust's unallocated account of gold the Custodian receives from (1) the Trust's allocated account in connection with a redemption of Shares, (2) an Authorized Participant's unallocated account in connection with the creation of Shares, (3) the other Custodian's unallocated account in connection with a book entry or other transfer between the Custodians or (4) an unallocated account with a third-party permitted under the Custody Agreements.

A withdrawal from the Trust's unallocated account with a Custodian may be made by (1) transferring gold to an Authorized Participant's unallocated account in connection with a redemption of Shares, (2) allocating gold to the Trust's allocated accounts in connection with a creation of Shares, (3) transferring gold, including by book entry transfers, to the other Custodian's Trust unallocated account or (4) transferring gold to an unallocated account with a third-party as permitted under the Custody Agreements.

The Custody Agreements also allow for the withdrawal of physical gold from the Trust's unallocated account upon the Trustee's instruction.  Any gold made available in a physical form must comply with the rules, regulations, practices and customs of the LBMA, LPMCL, the FCA, the PRA, the Bank of England or any applicable regulatory body (collectively, the "Custody Rules").

The Custody Agreements provide for the full allocation of all gold credited to the Trust's unallocated account at the end of each business day. The Custody Agreements include an overdraft facility with each Custodian under which each Custodian will make available to the Trust's unallocated account with that Custodian up to 430 fine ounces of gold in order to allow the Custodian to fully allocate all gold credited to the Trust's unallocated account with that Custodian to the Trust's allocated account with that Custodian at the end of each business day.

Transfers into and from the Trust's Allocated Accounts

All transfers into and out of the Trust's allocated accounts are made only upon receipt of and in accordance with instructions from the Trustee.  The Custodians receive transfers of gold into the Trust's allocated accounts by debiting gold from the Trust's unallocated account and crediting such gold to the Trust's allocated account.  Conversely, the Custodians transfer gold from the Trust's allocated accounts by debiting gold from the Trust's allocated account and crediting the gold to the Trust's unallocated account.

From time to time, the Sponsor may instruct the Trustee to instruct JPMorgan to transfer gold between the Trust's three allocated accounts maintained by JPMorgan in London, New York and Zurich.

Withdrawals of Gold Directly from the Trust's Allocated Accounts

Upon the Trustee’s instruction, the Custodians will make physical gold held in the Trust's allocated account available for withdrawal by debiting the gold from the Trust's allocated account and making the gold available for collection by the Trustee's designated carrier at the Trust's expense and risk.  Unless the Trustee specifies the bars of gold to be debited from the Trust's allocated account, the Custodians are entitled to select the gold bars.

Exclusion of Liability

HSBC will use reasonable care in the performance of its duties under the HSBC Custody Agreements and is only responsible for any loss or damage suffered by the Trust as a direct result of any negligence, fraud or willful default in the performance of its duties. HSBC’s liability under the HSBC Allocated Account Agreement is limited to the market value of the gold held in the Trust's allocated account at the time such negligence, fraud or willful default is discovered by HSBC, provided that HSBC promptly notifies the Trustee of its discovery. HSBC’s liability under the HSBC Unallocated Account Agreement is limited to the amount of the gold credited to the Trust's unallocated account at the time such negligence, fraud or willful default is discovered by HSBC, provided that HSBC promptly notifies the Trustee of its discovery. HSBC will not be liable for any loss suffered as a result of any act or omission or insolvency of any subcustodian, except to the extent directly resulting from HSBC's fraud, negligence or bad faith in the appointment of that subcustodian. HSBC will not be liable for any consequential loss, or loss of profit or goodwill.

JPMorgan will use reasonable care in the performance of its duties under the JPMorgan Unallocated Account Agreement and will act as a reasonable and prudent custodian in the performance of its duties under the JPMorgan Allocated Agreement. JPMorgan will be responsible for any loss or damage suffered by the Trust as a direct result of any negligence, fraud or willful misconduct in the performance of its duties. JPMorgan will also be liable for any loss suffered by the Trust as a result of any act or omission or insolvency of any subcustodian, including to the extent directly resulting from JPMorgan's fraud or negligence in the appointment of that subcustodian. Under the JPMorgan Custody Agreements, JPMorgan's liability is limited to the aggregate market value of the Trust's allocated account balances and the Trust's unallocated account balance at the time of such negligence, fraud or willful misconduct or act, omission or insolvency of any subcustodian.  JPMorgan will not be liable for any consequential loss, or loss of profit or goodwill, whether or not resulting from any negligence, fraud or willful misconduct on behalf of JPMorgan.

Neither Custodian has a duty to make or take or to require any subcustodian selected by it to make or take any special arrangements or precautions beyond those required by the Custody Rules or as specifically set forth in the Custody Agreements.  Neither Custodian will be liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond its reasonable control.

Indemnity

Solely out of the Trust’s assets, the Trust will indemnify each Custodian on demand against all costs and expenses, damages, liabilities and losses which such Custodian may suffer or incur in connection with the Custody Agreements, except to the extent that such sums are due directly to such Custodian’s negligence, willful default (or willful misconduct in the case of JPMorgan) or fraud. Under the HSBC Custody Agreements, this indemnity expressly extends to HSBC’s directors, officers, employees, agents, affiliates and subsidiaries.

Termination

Each Custody Agreement may be terminated by the Trustee or the relevant Custodian (1) upon 90 business days’ prior notice or (2) immediately upon certain events of insolvency of the other party. HSBC may also terminate the HSBC Unallocated Account Agreement if the Trust does not transfer to or repay HSBC the amount of any gold borrowed under the overdraft facility with HSBC within 30 business days of a request by HSBC to do so. JPMorgan may also immediately terminate the JPMorgan Custody Agreements if certain sanction related representations and agreements concerning the Trust or the Trustee are breached.

Governing Law

The Custody Agreements are governed by English law. The Trustee and each Custodian consent to the non-exclusive jurisdiction of the courts of the State of New York and the federal courts located in the borough of Manhattan in New York City.

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

Investment by Tax-Exempt U.S. Shareholders

Tax-exempt U.S. Shareholders are generally subject to U.S. federal income tax only on their unrelated business taxable income (“UBTI”). In addition, a tax-exempt U.S. Shareholder that is a private foundation is also subject to certain U.S. federal excise taxes, including a 1.39% excise tax under Section 4940 of the Code on its “net investment income,” which would include any gain recognized on the sale of any of its Shares or its share of any gain recognized on the Trust’s sale of gold, provided such gain did not constitute UBTI. Unless a tax-exempt U.S. Shareholder incurs debt in order to purchase Shares, it is expected that tax-exempt U.S. Shareholders should not realize UBTI in respect of income or gains from the Shares. Tax-exempt U.S. Shareholders should consult their own tax advisors about the U.S. federal income and excise tax consequences of purchasing, owning and disposing of Shares in light of their particular circumstances.

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

There is a risk that some or all of the Trust’s gold bars held by the Custodians or any subcustodian on behalf of the Trust could be lost, damaged or stolen. Access to the Trust’s gold bars could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

The Trust may not have adequate sources of recovery if its gold is lost, damaged, stolen or destroyed and recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodians, under English law, and any subcustodians under the law governing their custody operations is limited. The Trust does not insure its gold. Each Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate which does not cover the full amount of gold held by them. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodians will maintain adequate insurance or any insurance with respect to the gold held by the Custodians on behalf of the Trust. In addition, the Custodians and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

The liability of the Custodians is limited under the Custody Agreements. Under the HSBC Custody Agreements, HSBC is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. HSBC's liability is further limited, in the case of the HSBC Allocated Account Agreement, to the market value of the gold bars held in the Trust’s allocated gold account at the time such negligence, fraud or willful default is discovered by HSBC and, in the case of the HSBC Unallocated Account Agreement, to the amount of gold credited to the Trust’s unallocated gold account at the time such negligence, fraud or willful default is discovered by HSBC. HSBC is not contractually or otherwise liable for any losses suffered by any Authorized Participant that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under the Authorized Participant's unallocated bullion account agreement with HSBC, and in no event will its liability exceed the market value of the balance in the Authorized Participant's unallocated account with HSBC at the time such gross negligence, fraud or willful default is discovered by HSBC.  Under the JPMorgan Custody Agreements, JPMorgan is only liable for losses that are the direct result of its own negligence, fraud or willful misconduct in the performance of its duties, and JPMorgan's liability is limited to the aggregate market value of the Trust's allocated account balances and the Trust's unallocated account balance at the time of such negligence, fraud or willful misconduct.

In addition, neither Custodian will be liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond its reasonable control. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodians or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

Gold bars may be held by one or more subcustodians appointed by the Custodians, or in the case of HSBC, employed by the subcustodians appointed by HSBC, until the gold is transported to the applicable Custodian’s London vault premises. Under the HSBC Custody Agreements, except for an obligation on the part of HSBC to use commercially reasonable efforts to obtain delivery of the Trust’s gold bars from any subcustodians appointed by HSBC, HSBC is not liable for the acts or omissions of its subcustodians unless the selection of such subcustodians was made negligently or in bad faith.

The obligations of the Custodians under the Custody Agreements, and the obligations of HSBC under each Authorized Participant’s unallocated bullion account agreement with HSBC, are governed by English law. The Custodians may enter into arrangements with subcustodians, which arrangements may also be governed by English law. The Trust is a New York investment trust. Any federal, New York, or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue a subcustodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a federal, New York, or other court situated in the United States.

If any subcustodian which holds gold on a temporary basis does not exercise due care in the safekeeping of the Trust’s gold bars, the ability of the Trustee or the Custodians to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or other applicable law. If the Trustee’s or a Custodian’s recourse against the subcustodian is so limited, the Trust may not be adequately compensated for the loss. For more information on the Trustee’s and each Custodian’s ability to seek recovery against subcustodians, the use of subcustodians and the subcustodian’s duty to safekeep the Trust’s gold bars, see “Custody of the Trust’s Gold.”

If the Trust’s gold bars are lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodians or one or more subcustodians, if appointed; or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Neither the Shareholders nor any Authorized Participant has a right under the Custody Agreements to assert a claim of the Trustee against the Custodians or any subcustodian; claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Because the Trustee and the Custodians do not oversee or monitor the activities of subcustodians who may temporarily hold the Trust’s gold bars until transported to a Custodian’s London vault premises, failure by the subcustodians to exercise due care in the safekeeping of the Trust’s gold bars could result in a loss to the Trust.

Under the Custody Agreements, each of the Custodians agrees to hold all of the Trust’s gold bars in its own vault premises except when the gold bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases each Custodian agrees that it will use commercially reasonable efforts promptly to transport the gold bars to the Custodian’s London vault, at the Custodian’s cost and risk. Nevertheless, there may be periods of time when some portion of the Trust’s gold bars are held by one or more subcustodians appointed by a Custodian or, in the case of HSBC, by a subcustodian of such subcustodian. The Custody Agreements are described in “Description of the Custody Agreements.”

Both Custodians are required to use reasonable care in appointing their subcustodians. While JPMorgan remains liable for any loss suffered by the Trust as a result of any act or omission or insolvency of any subcustodian, including to the extent directly resulting from JPMorgan's fraud or negligence in the appointment of that subcustodian, HSBC does not have any additional responsibility in relation to the subcustodians appointed by it, except to the extent of losses which directly result from HSBC's fraud, negligence or bad faith in the appointment of the relevant subcustodian. Subcustodians appointed by HSBC may appoint further subcustodians, but HSBC is not responsible for the appointment of these further subcustodians.

HSBC does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. JPMorgan will notify the Trustee and the Sponsor of any difficulties or problems existing with a subcustodian of which JPMorgan becomes aware, but is not otherwise obligated to monitor the performance of a subcustodian.  The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold bars or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. See “Custody of the Trust’s Gold” for more information about subcustodians that may hold the Trust’s gold.

In addition, the ability of the Trustee to monitor the performance of the Custodians may be limited because, under the Custody Agreements, the Trustee has only limited rights to visit the premises of each Custodian for the purpose of examining the Trust’s gold bars and certain related records maintained by the Custodian.

The ability of the Trustee and the Custodians to take legal action against subcustodians may be limited, which increases the possibility that the Trust may suffer a loss if a subcustodian does not use due care in the safekeeping of the Trust’s gold bars.

If any subcustodian which holds gold on a temporary basis does not exercise due care in the safekeeping of the Trust’s gold bars, the ability of the Trustee or the Custodians to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold the Trust’s gold bars and the Trustee or the Custodians, as the case may be. If the Trustee’s or a Custodian’s recourse against the subcustodian is so limited, the Trust may not be adequately compensated for the loss. For more information on the use of subcustodians, the Trustee’s and the Custodians' ability to seek recovery against subcustodians, and the subcustodian’s duty to safekeep the Trust’s gold bars, see “Custody of the Trust’s Gold.”

Gold held in the Trust’s unallocated gold accounts with the Custodians and any Authorized Participant’s unallocated gold account with a Custodian or another LPMCL gold clearing bank will not be segregated from the assets of the relevant Custodian or LPMCL gold clearing bank. If a Custodian or another LPMCL gold clearing bank becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant, as applicable. In addition, in the event of a Custodian’s insolvency, there may be a delay and costs incurred in identifying the gold bars held in the Trust’s allocated gold account with the Custodian.

Gold which is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in the Trust's unallocated accounts with the Custodians and, previously or subsequently, in the Authorized Participant's unallocated account with a Custodian or another LPMCL gold clearing bank. During those times, the Trust and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold held by a Custodian or another LPMCL gold clearing bank and will each be an unsecured creditor of the Custodian or the other LPMCL gold clearing bank, as applicable, with respect to the amount of gold held in their respective unallocated accounts. In addition, if a Custodian fails to allocate the Trust’s gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the unallocated account agreement with the Custodian, or if a subcustodian fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event a Custodian or another LPMCL gold clearing bank becomes insolvent, the assets of the relevant Custodian or LPMCL gold clearing bank might not be adequate to satisfy a claim by the Trust or the Authorized Participant, as applicable, for the amount of gold held in their respective unallocated gold accounts.

In the event of the insolvency of a Custodian, a liquidator may seek to freeze access to the gold held in all of the accounts held by the Custodian, including the Trust's allocated account with that Custodian. Although the Trust would retain legal title to the allocated gold bars, the Trust could incur expenses in connection with obtaining control of the allocated gold bars, and the assertion of a claim by such liquidator for unpaid fees due to the Custodian could delay creations and redemptions of Baskets.

The gold bullion custody operations of the Custodians are not subject to specific governmental regulatory supervision.

Each Custodian is responsible for the safekeeping of the Trust’s gold bullion that the Custodian allocates to the Trust in connection with the creation of Baskets by Authorized Participants. Each Custodian also facilitates the transfer of gold in and out of the Trust through unallocated gold accounts it maintains for the Trust and may maintain for Authorized Participants. Although both Custodians are market makers, clearers and approved weighers under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodians are subject to general banking regulations by U.S. regulators and generally regulated in the U.K. by the PRA and the FCA, such regulations do not directly cover the Custodians' gold bullion custody operations in the U.K. Accordingly, the Trust is dependent on the Custodians to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold secure.

General Risks

The Trust relies on the information and technology systems of the Trustee, the Custodians, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the record keeping and operations of the Trust.

The Custodians, the Trustee and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the Israel-Hamas war, the continuation of the war in Ukraine and other hostilities.

Geopolitical events, including the Israel-Hamas war, the continuation of the war in Ukraine and other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages.  In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza.  The responses of countries and political bodies to these events, the larger overarching tensions, Israel's military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises such as the coronavirus pandemic (the “COVID-19 pandemic”).

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.

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

Holders of Record

As of October 31, 2023, there were approximately 188 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Issuer Purchase of Shares

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 86,600,000 Shares (866 Baskets) during the year ended September 30, 2023, including 24,000,000 Shares (240 Baskets) for the three months ended September 30, 2023 as set forth in the table below.

	Total number of	Average ounces
Period	Shares redeemed	of gold per Share
7/1/23 to 7/31/23	6,400,000	0.09284
8/1/23 to 8/31/23	10,800,000	0.09281
9/1/23 to 9/30/23	6,800,000	0.09278
TOTAL	24,000,000	0.09281

Item 6.             [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trust Overview

SPDR® Gold Trust is an investment trust that was formed November 12, 2004. The Trust issues Baskets in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The Shares are designed to provide investors with a cost effective and convenient way to invest in gold.

Gold is held on behalf of the Trust by HSBC and JPMorgan.

As of the date of this annual report, Goldman, Sachs & Co. LLC, Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE and subsequent transfer to NYSE Arca:

Share price & NAV v. gold price – November 18, 2004 to September 30, 2023

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

Inspectorate conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. Inspectorate concluded the annual full count of the Trust’s gold bullion held by (i) HSBC at its London vault on October 2, 2023, (ii) JPMorgan at its London vault on October 2, 2023 and (iii) JPMorgan at its New York vault on October 2, 2023. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 24, 2023 and at HSBC's London vault on April 5, 2023. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains/(losses) on the Trust’s gold holdings at September 30, 2023 and 2022:

(Amount in 000’s of US$)	Sep-30, 2023	Sep-30, 2022
Investment in gold – cost	$47,094,463	$49,274,427
Unrealized gain/(loss) on investment in gold	5,444,698	1,418,830
Investment in gold – market value	$52,539,161	$50,693,257

Review of Financial Results

Financial Highlights

	For the	For the	For the
(All amounts in the following table and the subsequent paragraphs are in	year ended	year ended	year ended
000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Net realized and change in unrealized gain/(loss) on investment in gold	$5,769,797	$(2,706,033)	$(5,488,874)
Net income/(loss)	$5,548,188	$(2,944,530)	$(5,746,469)
Net cash provided by operating activities	$—	$—	$—

The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2023 is made up of a gain of $26,600 on the sale of gold to pay expenses, a realized gain of $1,717,329 on gold distributed for the redemption of Shares, and a change in unrealized appreciation of $4,025,868 on investment in gold.

The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2022 is made up of a gain of $30,323 on the sale of gold to pay expenses, a realized gain of $2,091,493 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $(4,827,849) on investment in gold.

The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2021 is made up of a gain of $43,413 on the sale of gold to pay expenses, a realized gain of $4,455,284 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $(9,987,571) on investment in gold.

Selected Supplemental Data

	Year ended	Year ended	Year ended
(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Ounces of Gold:
Opening balance	30,323.5	31,830.4	40,796.0
Creations (excluding gold receivable at September 30, 2023 – 0; September 30, 2022 – 0 and September 30, 2021 – 0)	6,042.6	9,128.0	6,325.9
Redemptions (excluding gold payable at September 30, 2023 – 0; September 30, 2022 – 111.1 and September 30, 2021 – 0)	(8,160.1)	(10,503.0)	(15,146.2)
Sales of gold	(117.7)	(132.0)	(145.3)
Closing balance	28,088.3	30,323.5	31,830.4
Gold price per ounce – LBMA Gold Price PM	$1,870.50	$1,671.75	$1,742.80
Market value of gold holdings	$52,539,161	$50,693,257	$55,474,023
Number of Shares (in 000’s):
Opening balance	324,300	340,300	434,400
Creations	65,000	97,800	67,500
Redemptions	(86,600)	(113,800)	(161,600)
Closing balance	302,700	324,300	340,300

On the date of inception of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2023, an additional 65,000,000 Shares (650 Baskets), were created in exchange for 6,042,651 ounces of gold, and 86,600,000 Shares (866 Baskets) were redeemed in exchange for 8,048,977 ounces of gold. For accounting purposes, the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2023, the amount of gold owned by the Trust and held by the Custodians on behalf of the Trust in their vaults was 28,088,298 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $52,539,160,689 based on the LBMA Gold Price PM on September 30, 2023 (cost —$47,094,462,787).

As at September 30, 2022, the amount of gold owned by the Trust and held by HSBC, as the only custodian at the time, in its vault was 30,323,468 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $50,693,257,111 based on the LBMA Gold Price PM on September 30, 2022 (cost —$49,274,427,022).

As at September 30, 2021, the amount of gold owned by the Trust and held by HSBC, as the only custodian at the time, in its vault was 31,830,401 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $55,474,022,504 based on the LBMA Gold Price PM on September 30, 2021 (cost —$49,227,343,846).

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2023, 2022 and 2021. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2023, 2022 and 2021 was the same as those expenses, resulting in a zero cash balance at September 30, 2023, 2022 and 2021.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2023 and 2022 the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2018 to September 30, 2023 and is based on the LBMA Gold Price PM.

Daily Gold Price – October 1, 2018 – September 30, 2023

LBMA Gold Price PM USD

The average high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from November 12, 2004 (the date of inception of the Trust) through September 30, 2023, based on the LBMA Gold Price when available from March 20, 2015 and previously the London Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months to March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months to June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months to September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Twelve months ended September 30, 2021	$1,818.12	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,742.80	Sep 30, 2021
Twelve months ended September 30, 2022	$1,817.08	$2,039.05	Mar 8, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Twelve months ended September 30, 2023	$1,880.36	$2,048.45	Apr 13, 2023	$1,628.75	Nov 3, 2022	$1,870.50	Sep 29, 2023
November 12, 2004 to September 30, 2023	$1,267.53	$2,067.15	Aug 6, 2020	$411.10	Feb 8, 2005	$1,870.50	Sep 29, 2023

(1)

The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)

There was no LBMA Gold Price PM on the last business day of December 2022, 2021 or 2020. The LBMA Gold Price AM on the last business day of December 2022, 2021 and 2020 was $1,812.35, $1,820.10 and $1,891.10 respectively. The Net Asset Value of the Trust on December 31, 2022, 2021 and 2020 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2023.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2023, the Trust’s disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2023.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2023 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2023.

November 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold Trust and the Board of Directors of World Gold Trust Services, LLC:

Opinion on Internal Control Over Financial Reporting

We have audited SPDR® Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial condition of the Trust, including the schedules of investment, as of September 30, 2023 and 2022, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the financial statements), and our report dated November 22, 2023 expressed an unqualified opinion on those financial statements.

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

November 22, 2023

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

Joseph R. Cavatoni, age 55, is the Principal Executive Officer of the Sponsor. Mr. Cavatoni is also the Principal Executive Officer of WGC USA Asset Management Company, LLC, an affiliate of the Sponsor (“WGCAM”), and the Chief Market Strategist (North America) at World Gold Council (“WGC”). Prior to joining WGC as Managing Director USA and ETFs in September 2016, from April 2009 to December 2015, Mr. Cavatoni served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Amanda Krichman, age 32, is the is the Principal Financial and Accounting Officer of the Sponsor. Ms. Krichman is also the Principal Financial and Accounting Officer of WGCAM and the Funds Chief Operating Officer at WGC. Prior to joining WGC in October 2022, Ms. Krichman was Vice President and Head of US Registered Funds Services at Goldman Sachs Asset Management from December 2021 to October 2022. Ms. Krichman was Director of ETF Product Development from September 2021 to December 2021, and Senior Associate of ETF Product Development from December 2018 to September 2021 at New York Life Investments. Prior to that she held various roles at Goldman Sachs Asset Management from July 2013 to November 2018. Ms. Krichman received her Bachelor degree from Syracuse University and her Master of Business Administration degree from New York University.

William J. Shea, age 75, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has also served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.

Molly Duffy, age 53, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Duffy has also served as a Director on the Board of Directors of WGCAM since April 2022 and is a member of that board’s Audit Committee. Ms. Duffy is the Head of Financial Markets, Europe and Americas at Standard Chartered Bank. Based in New York, Ms. Duffy leads the strategy and governance of the Europe and Americas regions across Foreign Exchange, Rates, Credit, Commodities, Debt Capital Markets, Loan Syndication, Leveraged & Acquisition Finance, Project & Export Finance, Aviation Finance, and Securities Services businesses. In addition, Ms. Duffy is responsible for delivering coordinated solutions and senior relationship management to the Bank’s most complex and significant financial institutions and corporate clients across Europe and Americas. Ms. Duffy is a member of the Global Financial Markets Management Team, UK/Europe Regional Management Team, and US Management Team. Ms. Duffy is also CEO of the US Broker Dealer, Standard Chartered Securities North America LLC. Prior to joining Standard Chartered in 2017, Ms. Duffy was a Managing Director in the Global Markets Key Account Management Group at Credit Suisse. During her career at Credit Suisse, Ms. Duffy also held several senior production and management roles, including Head of Macro Sales Americas and Head of Global Currencies & Emerging Markets Sales Americas. Ms. Duffy holds a bachelor’s degree in Political Science from Boston College.

The Sponsor has concluded that Ms. Duffy should serve as Director because of her knowledge and extensive experience in leadership roles at Standard Chartered Bank and the experience she has gained serving as a director of WGCAM.

James Lam, age 62, has served as a Director on the Board of Directors of the Sponsor since September 2023, and is a member of the Board’s Audit Committee. Mr. Lam has also served as a Director on the Board of Directors of WGCAM since September 2023 and is a member of that board’s Audit Committee. Since April 2002, Mr. Lam has been President of James Lam & Associates, a risk management consulting firm serving global clients across all major industry sectors. In a Euromoney survey, he was nominated by clients and peers as one of the world’s leading risk consultants. Previously, Mr. Lam served as Founder and President of ERisk, Partner of Oliver Wyman, and Chief Risk Officer of Fidelity Investments. In recognition for his leadership in the risk management community, Mr. Lam received the inaugural Risk Manager of the Year Award from the Global Association of Risk Professionals in 1997. Mr. Lam is currently serving as a board director of the FAIR Institute. His previous public and private board experience includes E*TRADE Financial, E*TRADE Bank, RiskLens, Recology, Covarity, and ERisk. Mr. Lam has served in board leadership roles including chairman of the board, vice chairman of the board, risk committee chairman, audit committee chairman, and compliance committee chairman. In recognition for his leadership in the corporate board community, Mr. Lam was named in the National Association of Corporate Directors (NACD) Directorship 100 in 2017 and 2018. Mr. Lam is the author of Enterprise Risk Management (Wiley, 2003; second edition, 2014), which has ranked #1 best-selling among 25,000 risk management titles on Amazon. The book has been translated into Chinese, Indonesian, Japanese, and Korean. His second book, Implementing Enterprise Risk Management, was published by Wiley in 2017. Mr. Lam graduated summa cum laude with a B.B.A. from Baruch College and received an M.B.A. with honors from UCLA.

The Sponsor has concluded that Mr. Lam should serve as Director because of the knowledge and extensive experience he has in risk management and has gained from his public and private board experience including as a director of WGCAM.

Carlos Rodriguez, age 51, has served as a Director on the Board of Directors of the Sponsor since February 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has also served as a Director on the Board of Directors of WGCAM since February 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.

The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as a director of WGCAM.

David Tait, age 61, has served as a Director on the Board of Directors of the Sponsor and WGCAM since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of WGC since January 2019. Prior to joining WGC, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.

The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGCAM.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents, including its Principal Executive Officer and Principal Financial and Accounting Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 685 Third Avenue, Suite 2702, New York, NY 10017 or calling the Sponsor at (212) 317-3800. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

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

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG, LLP, New York, NY, Auditor Firm ID: 185

Fees for services performed by KPMG LLP for the years ended September 30, 2023 and 2022 were:

	Years Ended September 30,
	2023	2022
Audit fees	$387,000	$352,000
Audit-related fees	122,000	117,000
Total	$509,000	$469,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2023, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

4.1	Trust Indenture dated November 12, 2004.	10-K	4.1	9/30/07

4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007.	8-K	4.1	12/13/07

4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008.	10-K	4.1.2	9/30/08

4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011.	8-K	4.1	6/1/11

4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014.	8-K	4.1	6/19/14

4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015.	8-K	4.1.5	3/20/15

4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015.	8-K	4.1.6	7/14/15

4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017.	8-K	4.1.7	9/11/17

4.1.8	Amendment No. 8 to Trust Indenture dated February 6, 2020.	10-Q	4.1.8	2/7/20

4.1.9	Amendment No. 9 to Trust Indenture dated November 30, 2022.	8-K	4.1.9	11/30/22

4.2*	Form of Participant Agreement.

4.2.1	Amendment No. 1 to Participant Agreements.	8-K	4.2	12/13/07

4.2.2	Amendment No. 2 to Participant Agreements dated May 20, 2008.	10-K	4.2.2	9/30/08

4.2.3	Amendment No. 3 to Participant Agreements dated July 18, 2014.	8-K	4.2.3	7/22/14

4.2.4	Amendment No. 4 to Participant Agreements dated September 5, 2017.	10-K	4.2.4	9/30/17

4.2.5	Amendment No. 5 to Participant Agreements dated May 10, 2022.	S-3	4.2.5	9/20/22

4.2.6	Amendment No. 6 to Participant Agreements dated November 30, 2022.	8-K	4.2.6	11/30/22

4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004.	10-K	4.3	9/30/07

4.4*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.1	Fourth Amended and Restated Allocated Bullion Account Agreement dated February 28, 2023 between HSBC Bank plc and The Bank of New York Mellon.	8-K	10.1.2	3/1/23

10.2	Second Amended and Restated Unallocated Bullion Account Agreement dated July 17, 2015 between HSBC Bank plc and The Bank of New York Mellon.	8-K	10.2	7/17/15

10.2.1	Amendment No. 1 to the Second Amended and Restated Unallocated Bullion Account Agreement dated February 28, 2023 between HSBC Bank plc and The Bank of New York Mellon.	8-K	10.2.1	3/1/23

10.3	Form of Participant Unallocated Bullion Account Agreement.	S-1	4.2 (Attachment B)	11/8/04

10.3.1	Form of Amendment to Participant Unallocated Bullion Account Agreement dated November 26, 2007.	10-K	10.3.1	9/30/08

10.3.2	Form of Amendment No. 2 to Participant Unallocated Bullion Account Agreement effective May 20, 2008.	S-3	10.3.1	5/20/08

10.4	Depository Agreement dated November 11, 2004.	10-K	10.4	9/30/07

10.5	License Agreement	S-1	10.5	9/26/03

10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015.	8-K	10.6	7/17/15

10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018.	10-Q	10.6.1	8/7/18

10.6.2	Second Amendment to the Amended and Restated Marketing Agent Agreement dated November 30, 2022.	8-K	10.6.2	11/30/22

10.8	WGC/WGTS License Agreement dated November 16, 2004.	10-K	10.8	9/30/07

10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008.	10-K	10.8.1	9/30/08

10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004.	10-K	10.10	9/30/07

10.12	SPDR Sublicense Agreement dated May 20, 2008.	10-K	10.12	9/30/08

10.13	Novation Agreement dated June 4, 2014.	8-K	10.13	11/21/14

10.14	Allocated Precious Metal Account Agreement dated November 30, 2022 between JPMorgan Chase Bank, N.A. and The Bank of New York Mellon.	8-K	11.1	11/30/22

10.15	Unallocated Precious Metal Account Agreement dated November 30, 2022 between JPMorgan Chase Bank, N.A. and The Bank of New York Mellon.	8-K	11.2	11/30/22

23.1*	Consent of KPMG LLP.

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*         Filed herewith.

Item 16. Form 10-K Summary.

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

/s/ William J. Shea
William J. Shea Director*

/s/ Molly Duffy
Molly Duffy Director*

/s/ James Lam
James Lam Director*

/s/ Carlos Rodriguez
Carlos Rodriguez Director*

/s/ David Tait
David Tait Director*

Date: November 22, 2023

*         The registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the registrant.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF September 30, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold Trust and the Board of Directors of World Gold Trust Services, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of SPDR® Gold Trust (the Trust), including the schedules of investment, as of September 30, 2023 and 2022, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2023 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2023 and 2022, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2023 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investment, as of September 30, 2023, the Trust’s market value of gold holdings was $52.5 billion, representing 100% of the Trust’s total assets. All of the gold holdings, which were 28.1 million ounces as of September 30, 2023, were held by third-party custodians (the custodians).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodians as of September 30, 2023.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodians' records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodians of the Trust’s gold holdings held by the custodians as of September 30, 2023. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodians' locations by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and the custodians' records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2010.

New York, New York

November 22, 2023

SPDR® GOLD TRUST

Statements of Financial Condition

at September 30, 2023 and 2022

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2023	Sep-30, 2022
ASSETS
Investments in Gold, at fair value (cost $47,094,463 and $49,274,427 at September 30, 2023 and 2022, respectively)	$52,539,161	$50,693,257
Total Assets	$52,539,161	$50,693,257
LIABILITIES
Accounts payable to Sponsor	$17,892	$17,074
Gold payable	—	185,723
Total Liabilities	$17,892	$202,797
Net Assets	$52,521,269	$50,490,460
Shares issued and outstanding(1)	302,700,000	324,300,000
Net asset value per Share	$173.51	$155.69

(1)      Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	28,088	$47,094,463	$52,539,161	100.03%
Total Investment		$47,094,463	$52,539,161	100.03%
Liabilities in excess of other assets			(17,892)	(0.03)%
Net Assets			$52,521,269	100.00%

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	30,324	$49,274,427	$50,693,257	100.40%
Total Investment		$49,274,427	$50,693,257	100.40%
Liabilities in excess of other assets			(202,797)	(0.40)%
Net Assets			$50,490,460	100.00%

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2023 and 2022, and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
EXPENSES
Sponsor fees	$221,609	$238,497	$257,595
Total expenses	221,609	238,497	257,595
Net investment loss	(221,609)	(238,497)	(257,595)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	26,600	30,323	43,413
Net realized gain/(loss) from gold distributed for the redemption of shares	1,717,329	2,091,493	4,455,284
Net change in unrealized gain/(loss) on investment in gold	4,025,868	(4,827,849)	(9,987,571)
Net realized and change in unrealized gain/(loss) on investment in gold	5,769,797	(2,706,033)	(5,488,874)
Net income/(loss)	$5,548,188	$(2,944,530)	$(5,746,469)
Net income/(loss) per share	$17.50	$(8.39)	$(15.25)
Weighted average number of shares (in 000’s)	316,955	350,920	376,931

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flows

For the years ended September 30, 2023 and 2022, and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$220,791	$240,172	$264,295
Cash expenses paid	(220,791)	(240,172)	(264,295)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$11,487,838	$17,115,534	$11,694,069
Value of gold distributed for redemption of shares-net of change in gold payable	$15,190,940	$18,950,095	$27,444,877

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$5,548,188	$(2,944,530)	$(5,746,469)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	220,791	240,172	264,295
Net realized (gain)/loss from investment in gold sold to pay expenses	(26,600)	(30,323)	(43,413)
Net realized (gain)/loss from gold distributed for the redemption of shares	(1,717,329)	(2,091,493)	(4,455,284)
Net change in unrealized (gain)/loss on investment in gold	(4,025,868)	4,827,849	9,987,571
Increase/(Decrease) in accounts payable to Sponsor	818	(1,675)	(6,700)
Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the years ended September 30, 2023 and 2022, and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Net Assets - Opening Balance	$50,490,460	$55,455,274	$76,952,551
Creations	11,487,838	17,115,534	11,694,069
Redemptions	(15,005,217)	(19,135,818)	(27,444,877)
Net investment loss	(221,609)	(238,497)	(257,595)
Net realized gain/(loss) from investment in gold sold to pay expenses	26,600	30,323	43,413
Net realized gain/(loss) from gold distributed for the redemption of shares	1,717,329	2,091,493	4,455,284
Net change in unrealized gain/(loss) on investment in gold	4,025,868	(4,827,849)	(9,987,571)
Net Assets - Closing Balance	$52,521,269	$50,490,460	$55,455,274

See notes to the financial statements.

Notes to the Financial Statements

1.	Organization

The SPDR® Gold Trust (the “Trust”) is an investment trust formed on November 12, 2004 under New York law pursuant to a trust indenture (the “Trust Indenture”). The fiscal year end for the Trust is September 30th. The Trust holds gold and is expected from time to time to issue shares (“Shares”) (in minimum denominations of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and to distribute gold in connection with redemption of Baskets. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC is the sponsor of the Trust (the “Sponsor”). BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, is the trustee of the Trust (the “Trustee”). State Street Global Advisors Funds Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”). HSBC Bank plc ("HSBC") and JPMorgan Chase Bank, N.A. ("JPMorgan") are the custodians of the Trust (each a "Custodian" and together, the “Custodians”).

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$52,539,161	$—	$—
Total	$52,539,161	$—	$—

(Amounts in 000’s of US$)
September 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$50,693,257	$—	$—
Total	$50,693,257	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2023 and 2022.

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

Gold is held by the Custodians on behalf of the Trust, 100% of which is allocated gold in the form of good delivery gold bars. A current list of all gold held by the Custodians, including any held with a subcustodian, is available on the Sponsor’s website at www.spdrgoldshares.com.

2.4.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022
Gold payable	$—	$185,723

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the years ended September 30, 2023, 2022 and 2021 are as follows:

	Year Ended	Year Ended	Year Ended
(Amounts are in 000’s)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Activity in Number of Shares Created and Redeemed:
Creations	65,000	97,800	67,500
Redemptions	(86,600)	(113,800)	(161,600)
Net Change in Number of Shares Created and Redeemed	(21,600)	(16,000)	(94,100)

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Activity in Value of Shares Created and Redeemed:
Creations	$11,487,838	$17,115,534	$11,694,069
Redemptions	(15,005,217)	(19,135,818)	(27,444,877)
Net change in Value of Shares Created and Redeemed	$(3,517,379)	$(2,020,284)	$(15,750,808)

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2023 of $5,769,797 is made up of a realized gain of $26,600 from the sale of gold to pay expenses, a realized gain of $1,717,329 from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $4,025,868 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2022 of $(2,706,033) is made up of a realized gain of $30,323 from the sale of gold to pay expenses, a realized gain of $2,091,493 from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss)

of $(4,827,849) on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2023 or 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2023, the 2022, 2021, and 2020 tax years remain open for examination. There were no examinations in progress at period end.

3.	Quarterly Statements of Operations

Year Ended September 30, 2023	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Sep 30, 2023
EXPENSES
Sponsor fees	$51,496	$54,875	$59,093	$56,145	$221,609
Total expenses	51,496	54,875	59,093	56,145	221,609
Net investment loss	(51,496)	(54,875)	(59,093)	(56,145)	(221,609)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	2,693	6,534	9,804	7,569	26,600
Net realized gain/(loss) from gold distributed for the redemption of shares	175,717	312,163	674,988	554,461	1,717,329
Net change in unrealized gain/(loss) on investment in gold	3,903,862	4,559,082	(2,708,536)	(1,728,540)	4,025,868
Net realized and change in unrealized gain/(loss) on investment in gold	4,082,272	4,877,779	(2,023,744)	(1,166,510)	5,769,797
Net income/(loss)	$4,030,776	$4,822,904	$(2,082,837)	$(1,222,655)	$5,548,188
Net income/(loss) per share	$12.70	$15.21	$(6.46)	$(3.93)	$17.50
Weighted average number of shares (in 000’s)	317,265	317,031	322,625	310,962	316,955

Year Ended September 30, 2022	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Sep 30, 2022
EXPENSES
Sponsor fees	$57,105	$61,058	$64,772	$55,562	$238,497
Total expenses	57,105	61,058	64,772	55,562	238,497
Net investment loss	(57,105)	(61,058)	(64,772)	(55,562)	(238,497)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	7,317	8,878	9,851	4,277	30,323
Net realized gain/(loss) from gold distributed for the redemption of shares	302,742	440,331	924,875	423,545	2,091,493
Net change in unrealized gain/(loss) on investment in gold	2,093,694	3,535,070	(5,329,581)	(5,127,032)	(4,827,849)
Net realized and change in unrealized gain/(loss) on investment in gold	2,403,753	3,984,279	(4,394,855)	(4,699,210)	(2,706,033)
Net income/(loss)	$2,346,648	$3,923,221	$(4,459,627)	$(4,754,772)	$(2,944,530)
Net income/(loss) per share	$6.95	$11.09	$(12.01)	$(13.93)	$(8.39)
Weighted average number of shares (in 000’s)	337,516	353,898	371,198	341,353	350,920

4.	Related Parties – Sponsor and Trustee

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV, in exchange for the Sponsor assuming the responsibility to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, fees and expenses of the Custodians for the custody of the Trust’s gold bars, fees and expenses of the Sponsor, certain taxes, fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. Additionally, under a separate agreement with JPMorgan, the Sponsor has agreed to pay or reimburse JPMorgan for any value added, sales or similar tax chargeable on the services provided by JPMorgan as a Custodian, including any such taxes otherwise payable by the Trust.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2023, 2022 and 2021, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended	Year Ended
	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Net Asset Value
Net asset value per Share, beginning of period	$155.69	$162.96	$177.15
Net investment income/(loss)	(0.70)	(0.68)	(0.68)
Net Realized and Change in Unrealized Gain/(Loss)	18.52	(6.59)	(13.51)
Net Income/(Loss)	17.82	(7.27)	(14.19)
Net asset value per Share, end of period	$173.51	$155.69	$162.96
Market value per Share, beginning of period	$154.67	$164.22	$177.12
Market value per Share, end of period	$171.45	$154.67	$164.22
Ratio to average net assets
Net investment loss	(0.40)%	(0.40)%	(0.40)%
Gross expenses	0.40%	0.40%	0.40%
Net expenses	0.40%	0.40%	0.40%
Total Return, at net asset value	11.45%	(4.46)%	(8.01)%
Total Return, at market value	10.85%	(5.82)%	(7.28)%