Form 10-K
period 2024-09-30
SPDR GOLD TRUST
filed 2024-11-25
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2024 as reported by the NYSE Arca, Inc. on that date: $59,081,825,589

Number of shares of the registrant’s common stock outstanding as of November 22, 2024: 305,600,000

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the word “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands,” "may," "can," "could," and other words or terms of similar meaning or import suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except as required by applicable securities laws.

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

i

ii

PART I

Item 1.    Business

SPDR® Gold Trust (the “Trust”) is an investment trust, formed on November 12, 2004 under New York law pursuant to a trust indenture (the “Trust Indenture”). The Trust holds gold and from time to time issues SPDR® Gold Shares (the “Shares”) in Baskets in exchange for deposits of gold and distributes gold in connection with redemptions of Baskets. A Basket equals a block of 100,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. World Gold Trust Services, LLC (“WGTS”) is the sponsor of the Trust (the “Sponsor”). The Bank of New York Mellon (“BNY”) is the trustee of the Trust (the “Trustee”). State Street Global Advisors Funds Distributors, LLC (“SSGA”) is the marketing agent of the Trust (the “Marketing Agent”). HSBC Bank plc (“HSBC”) and JPMorgan Chase Bank, N.A. ("JPMorgan") are the Trust's custodians (each a "Custodian" and together, the “Custodians”).

The Sponsor of the registrant maintains a website at www.spdrgoldshares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the Gold Focus 20241.

World Gold Supply and Demand (2019—2023)

Tonnes	2019	2020	2021	2022	2023
SUPPLY
Mine Production	3,599	3,484	3,576	3,634	3,646
Recycling	1,276	1,293	1,136	1,140	1,239
Net Hedging Supply	6	—	—	—	59
Total Supply	4,880	4,777	4,712	4,774	4,945
DEMAND
Jewelry Fabrication	2,152	1,324	2,230	2,196	2,194
Industrial Demand	333	309	337	315	305
Net Physical Investment	849	899	1,181	1,213	1,203
Net Hedging Demand	—	39	7	9	—
Net Official Sector Buying	605	255	450	1,082	1,030
Total Demand	3,939	2,826	4,205	4,815	4,732
Market Balance	942	1,950	507	(41)	212
Net Investment in ETPs	404	893	(189)	(110)	(244)
Market Balance less ETPs	538	1,058	695	68	456
Gold Price (US$/oz, London)	1,393	1,770	1,799	1,800	1,941

Source: Gold Focus 2024

Sources of Gold Supply

Based on data from Gold Focus 2024, gold supply averaged 4,818 tonnes per year between 2019 and 2023. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,588 tonnes per year from 2019 through 2023. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,217 tonnes annually between 2019 through 2023.

[1]

Gold Focus 2024 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

Sources of Gold Demand

Based on data from Gold Focus 2024, gold demand averaged 4,103 tonnes per year between 2019 and 2023. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 49% of the identifiable demand from 2019 through 2023 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26% of the demand.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2019 and 2023, according to Gold Focus 2024, central bank purchases averaged 684 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

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

The London Bullion Market

Although the market for physical gold is global, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

Movements in the Price of Gold

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2024, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

Daily Gold Price – November 18, 2004 – September 30, 2024

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

Some of the activities of Authorized Participants will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act of 1933, as amended (the “Securities Act”). As of the date of this annual report, the Authorized Participants are Goldman, Sachs & Co. LLC, Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC and Virtu Americas LLC. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Prior to initiating any creation or redemption order, an Authorized Participant must have established an unallocated account with any gold clearing bank of the London Precious Metals Clearing Limited ("LPMCL"). An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold equal to the amount of gold standing to the credit of the account holder. Gold held in an unallocated account is not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any gold held in an unallocated account as belonging to the account holder rather than to the bullion dealer.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its unallocated account with the required gold deposit amount by the end of the next business day in London following the purchase order date. From time to time, the Sponsor will identify to the Authorized Participants which Custodians may be used for the deposit of the required gold deposit amount. If the Authorized Participant’s unallocated account is with the selected Custodian, the selected Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the business day following the purchase order date the gold deposit amount by debiting such amount from the Authorized Participant’s unallocated account and crediting such amount to the Trust’s unallocated account. If the Authorized Participant’s unallocated account is with another LPMCL gold clearing bank, the selected Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will receive on the business day following the purchase order date the gold deposit amount from the Authorized Participant's unallocated account and credit such amount to the Trust's unallocated account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust will be borne solely by the Authorized Participant. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

Acting on instructions given by the Trustee, the selected Custodian will transfer the gold deposit amount from the Trust's unallocated account to the Trust's allocated account on the business day following the purchase order date by allocating to the Trust's allocated account specific bars of gold from unallocated bars which the Custodian holds or instructing a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian. The gold bars in an allocated gold account are specific to that account and are identified by a list which shows, for each gold bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold held in the Trust’s allocated account is the property of the Trust and is not traded, leased or loaned under any circumstances.

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

Delivery of Redemption Distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the business day following the redemption order date if, by 9:00 AM New York time on such business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If the Trustee’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Trustee receives the fee applicable to the extension of the redemption distribution date which the Trustee may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Trustee’s DTC account by 9:00 AM New York time on such next business day. Any further outstanding amount of the redemption order may be cancelled. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 9:00 AM New York time on the business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

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

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agrees to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, fees and expenses of the Custodians for the custody of the Trust’s gold bars, fees and expenses of the Sponsor, certain taxes, fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. Additionally, under a separate agreement with JPMorgan, the Sponsor has agreed to pay or reimburse JPMorgan for any value added, sales or similar tax chargeable on the services provided by JPMorgan as a Custodian, including any such taxes otherwise payable by the Trust. The Sponsor’s fees were $242,094,239 for the year ended September 30, 2024.

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

The Sponsor

The Sponsor is a Delaware limited liability company formed on July 17, 2002. The Sponsor was responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Trustee and the Trust’s principal service providers but does not exercise day-to-day oversight over the Trustee or such service providers. The Sponsor regularly communicates with the Trustee to monitor the overall performance of the Trust. The Sponsor may direct the Trustee, but only as provided in the Trust Indenture. The Sponsor, with assistance and support from the Trustee, is responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Trust and may from time to time employ legal counsel for the Trust. To assist the Sponsor in marketing the Shares, the Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent and the Trust. See “The Marketing Agent” for more information about the Marketing Agent. The Sponsor maintains a public website on behalf of the Trust (www.spdrgoldshares.com), which contains information about the Trust and the Shares.

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

The Trustee

BNY, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. BNY has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNY is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. Under the Trust Indenture, the Trustee is required to maintain an aggregate capital, surplus and undivided profits of not less than $500 million.

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodians and DTC; and (4) monitoring the Custodians. If the Trustee determines that maintaining gold with one of the Custodians is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of such Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from such Custodian. The ability of the Trustee to monitor the performance of the Custodians may be limited because under the Custody Agreements the Trustee only has the right, up to twice a year, visit the premises of the Custodians for the purpose of examining the Trust’s gold and certain related records maintained by the Custodians. Bureau Veritas Commodities UK Ltd. (formerly Inspectorate International Limited) ("Bureau Veritas") conducts two counts each year of the gold bullion stock held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by (i) HSBC at its London vault on September 30, 2024, (ii) JPMorgan at its London vault on September 30, 2024 and (iii) JPMorgan at its New York vault on September 30, 2024. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 19, 2024, JPMorgan's New York vault on April 4, 2024 and HSBC's London vault on April 2, 2024. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The initial term of the Marketing Agent Agreement expired on July 17, 2024 and automatically renews for successive two-year periods unless terminated in accordance with the agreement by either party twelve months prior to the end of the then-current term. If the Sponsor or Marketing Agent terminates the agreement for certain reasons specified in it, the Sponsor is required to pay the Marketing Agent the present market value of the future payments the Marketing Agent would otherwise receive under that agreement over the subsequent five-year period.

License Agreement with the Marketing Agent

The Sponsor and the World Gold Council (the “WGC”) entered into a license agreement, dated as of November 16, 2004, with the Marketing Agent. Under the license agreement, the Sponsor and the WGC granted the Marketing Agent a royalty-free, worldwide, non-exclusive, non-transferable: (1) sublicense under the license agreement among the Sponsor, the WGC and BNY, to BNY’s patents and patent applications that cover securitized gold products in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement; and (2) a license to the Sponsor’s and the WGC’s patents, patent applications and intellectual property and trade name and trademark rights in connection with the Marketing Agent’s performance of its services under the Marketing Agent Agreement and for the purpose of establishing, operating and marketing financial products involving the securitization of gold.

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

Under the customs and practices of the London bullion market, allocated gold is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which gold is being held: (1) to request from the entity’s custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each gold bar being held and the identity of the particular custodian or subcustodian holding the gold bar and (2) to request the entity’s custodian to release the entity’s gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer’s gold and for failing to release the customer’s gold upon demand. While HSBC will not be liable for the acts or omissions, or for the solvency, of any subcustodian that it selects unless the selection of that subcustodian was made negligently or in bad faith, JPMorgan is liable for the acts or omissions, or for the insolvency, of any subcustodian that it selects.

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

Description of the Custody Agreements

HSBC entered into the Fifth Amended and Restated Allocated Bullion Account Agreement (the "HSBC Allocated Account Agreement") and the Third Amended and Restated Unallocated Bullion Account Agreement (the "HSBC Unallocated Account Agreement" and together with the HSBC Allocated Account Agreement, as amended, restated, supplemented or otherwise modified from time to time, the "HSBC Custody Agreements") with the Trustee, and JPMorgan entered into the Allocated Precious Metal Account Agreement (the "JPMorgan Allocated Account Agreement") and the Unallocated Precious Metal Account Agreement (the "JPMorgan Unallocated Account Agreement" and together with the JPMorgan Allocated Account Agreement, as amended, restated, supplemented or otherwise modified from time to time, the "JPMorgan Custody Agreements" and together with the HSBC Custody Agreements, the "Custody Agreements") with the Trustee.  The Custody Agreements establish the Trust's unallocated and allocated accounts with the Custodians.  The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

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

Description of Limited Rights

The Shares do not represent a traditional investment, and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. As a Shareholder, you do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Indenture. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

HSBC does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. JPMorgan will notify the Trustee and the Sponsor of any difficulties or problems existing with a subcustodian of which JPMorgan becomes aware but is not otherwise obligated to monitor the performance of a subcustodian.  The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold bars or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. See “Custody of the Trust’s Gold” for more information about subcustodians that may hold the Trust’s gold.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities.

Geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages.  In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza.  The conflict has escalated in the past year and Israel is fighting adversaries across the Middle East, including Hezbollah in Lebanon and the Houthis in Yemen and Iran. The responses of countries and political bodies to these events, the larger overarching tensions, Israel's military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Trust does not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of the Trust. The Sponsor is an indirect wholly owned subsidiary of the World Gold Council and relies on the World Gold Council’s cybersecurity program for its own risk management.  The Trust also relies on the cybersecurity programs of its service providers. The Board of Directors of the Sponsor (the “Board of Directors”) receives reports from the Sponsor detailing cybersecurity review processes, any potential risks and any incidents which could impact the Trust.  The Board of Directors also periodically receives, and reviews reports from the World Gold Council and the Trust’s service providers regarding their cybersecurity programs.

As of the date of this report, the Sponsor has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, or that the Sponsor believes or are reasonably likely to materially affect, the Trust, including its operations, results of operations, or financial condition.

Cybersecurity Program Overview

The World Gold Council has a comprehensive cybersecurity program built around the National Institute of Standards and Technology’s Cybersecurity Framework which is overseen by the World Gold Council’s Global Head of IT. The program incorporates a variety of strategies and measures aimed at identifying, protecting, detecting, responding to and recovering from cyber incidents. The program’s key components include risk assessment and management, where the Operational Risk Committee of the World Gold Council, of which the Principal Financial and Accounting Officer of the Sponsor is a member, identifies potential threats and vulnerabilities and implements appropriate controls to mitigate those vulnerabilities. As part of the program, the World Gold Council (i) develops and enforces security policies and procedures, providing guidelines for safe and secure operations, (ii) prioritizes employee training and awareness, as human error is often a significant factor in security breaches, (iii) conducts regular security audits and assessments to ensure that the program remains effective and up to date with evolving threats, and (iv) incorporates advanced technologies such as identify management, encryption, firewalls, anti-malware and intrusion detection systems to provide multiple layers of defense against cyber-attacks.

The World Gold Council has an incident response plan (“IRP”) which (i) identifies the incident response team and the roles and responsibilities of the team members, (ii) details the incident response lifecycle, including preparation, detection, response and recovery, and (iii) outlines the internal and external communications plan.  The IRP requires any cybersecurity incidents which could impact the Trust to be reported to the Principal Financial and Accounting Officer of the Sponsor.

The Trust also relies on its other service providers, including the Trustee and the Custodians, to implement cybersecurity programs and engage external experts, including cybersecurity assessors, risk management and information technology professionals, attorneys, consultants and auditors to evaluate their cybersecurity measures and risk management processes.

Management’s Role in Cybersecurity Risk Management

The Sponsor conducts annual due diligence on the Trust’s service providers, including the Trustee and Custodians, which includes a review of the relevant service provider’s operational and cybersecurity controls.  The Sponsor reviews and reports to the Board of Directors, the results of this annual review and any incidents or perceived risks.

Board Oversight of Cybersecurity Risks

The Board of Directors receives a report from the Sponsor detailing the Sponsor’s annual due diligence on the Trust’s service providers, including a summary of any potential operational risks and any incidents which could impact the Trust.  The Board of Directors also periodically receives reports from the World Gold Council and the Trust’s service providers regarding their cybersecurity programs.

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

Holders of Record

As of October 31, 2024, there were approximately 192 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Issuer Purchase of Shares

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 82,000,000 Shares (820 Baskets) during the year ended September 30, 2024, including 12,600,000 Shares (126 Baskets) for the three months ended September 30, 2024 as set forth in the table below.

	Total number of	Average ounces
Period	Shares redeemed	of gold per Share
7/1/24 to 7/31/24	2,600,000	0.09247
8/1/24 to 8/31/24	8,200,000	0.09245
9/1/24 to 9/30/24	1,800,000	0.09240
TOTAL	12,600,000	0.09244

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

Share price & NAV v. gold price – November 18, 2004 to September 30, 2024

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

Bureau Veritas conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by (i) HSBC at its London vault on September 30, 2024, (ii) JPMorgan at its London vault on September 30, 2024 and (iii) JPMorgan at its New York vault on September 30, 2024. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 19, 2024, JPMorgan's New York vault on April 4, 2024 and HSBC's London vault on April 2, 2024. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains/(losses) on the Trust’s gold holdings at September 30, 2024 and 2023:

(Amount in 000’s of US$)	Sep-30, 2024	Sep-30, 2023
Investment in gold – cost	$50,991,703	$47,094,463
Unrealized gain/(loss) on investment in gold	22,735,997	5,444,698
Investment in gold – market value	$73,727,700	$52,539,161

Review of Financial Results

Financial Highlights

	For the	For the	For the
(All amounts in the following table and the subsequent paragraphs are in	year ended	year ended	year ended
000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Net realized and change in unrealized gain/(loss) on investment in gold	$20,605,087	$5,769,797	$(2,706,033)
Net income/(loss)	$20,362,993	$5,548,188	$(2,944,530)
Net cash provided by operating activities	$—	$—	$—

The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2024 is made up of a gain of $51,161 on the sale of gold to pay expenses, a realized gain of $3,262,627 on gold distributed for the redemption of Shares, and a change in unrealized appreciation of $17,291,299 on investment in gold.

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

Selected Supplemental Data

	Year ended	Year ended	Year ended
(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Ounces of Gold:
Opening balance	28,088.3	30,323.5	31,830.4
Creations (excluding gold receivable at September 30, 2024 – 0; September 30, 2023 – 0 and September 30, 2022 – 0)	7,646.5	6,042.6	9,128.0
Redemptions (excluding gold payable at September 30, 2024 – 0; September 30, 2023 – 0 and September 30, 2022 – 111.1)	(7,593.8)	(8,160.1)	(10,503.0)
Sales of gold	(107.1)	(117.7)	(132.0)
Closing balance	28,033.9	28,088.3	30,323.5
Gold price per ounce – LBMA Gold Price PM	$2,629.95	$1,870.50	$1,671.75
Market value of gold holdings	$73,727,700	$52,539,161	$50,693,257
Number of Shares (in 000’s):
Opening balance	302,700	324,300	340,300
Creations	82,600	65,000	97,800
Redemptions	(82,000)	(86,600)	(113,800)
Closing balance	303,300	302,700	324,300

On the date of inception of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2024, an additional 82,600,000 Shares (826 Baskets), were created in exchange for 7,646,477 ounces of gold, and 82,000,000 Shares (820 Baskets) were redeemed in exchange for 7,593,766 ounces of gold. For accounting purposes, the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2024, the amount of gold owned by the Trust and held by the Custodians on behalf of the Trust in their vaults was 28,033,879 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $73,727,700,368 based on the LBMA Gold Price PM on September 30, 2024 (cost —$50,991,703,359).

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

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2024, 2023 and 2022. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2024, 2023 and 2022 was the same as those expenses, resulting in a zero cash balance at September 30, 2024, 2023 and 2022.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2024 and 2023, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2019 to September 30, 2024 and is based on the LBMA Gold Price PM.

Daily Gold Price – October 1, 2019 – September 30, 2024

LBMA Gold Price PM USD

The average high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from November 12, 2004 (the date of inception of the Trust) through September 30, 2024, based on the LBMA Gold Price when available from March 20, 2015 and previously the London Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months to March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months to June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months to September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months to December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months to March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months to June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months to September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Twelve months ended September 30, 2022	$1,817.08	$2,039.05	Mar 8, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Twelve months ended September 30, 2023	$1,879.53	$2,048.45	Apr 13, 2023	$1,628.75	Nov 3, 2022	$1,870.50	Sep 29, 2023
Twelve months ended September 30, 2024	$2,216.95	$2,663.75	Sep 26, 2024	$1,818.95	Oct 4, 2023	$2,629.95	Sep 30, 2024
November 12, 2004 to September 30, 2024	$1,315.36	$2,663.75	Sep 26, 2024	$411.10	Feb 8, 2005	$2,629.95	Sep 30, 2024

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2024.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2024.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2024 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2024.

November 25, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold Trust and the Board of Directors of World Gold Trust Services, LLC:

Opinion on Internal Control Over Financial Reporting

We have audited SPDR® Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial condition of the Trust, including the schedules of investment, as of September 30, 2024 and 2023, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the financial statements), and our report dated November 25, 2024 expressed an unqualified opinion on those financial statements.

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

November 25, 2024

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

Joseph R. Cavatoni, age 56, is the Principal Executive Officer of the Sponsor. Mr. Cavatoni is also the Principal Executive Officer of WGC USA Asset Management Company, LLC, an affiliate of the Sponsor (“WGCAM”), and the Chief Market Strategist (North America) at World Gold Council (“WGC”). Prior to joining WGC as Managing Director USA and ETFs in September 2016, from April 2009 to December 2015, Mr. Cavatoni served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Amanda Krichman, age 33, is the is the Principal Financial and Accounting Officer of the Sponsor. Ms. Krichman is also the Principal Financial and Accounting Officer of WGCAM and the Funds Chief Operating Officer at WGC. Prior to joining WGC in October 2022, Ms. Krichman was Vice President and Head of US Registered Funds Services at Goldman Sachs Asset Management from December 2021 to October 2022. Ms. Krichman was Director of ETF Product Development from September 2021 to December 2021, and Senior Associate of ETF Product Development from December 2018 to September 2021 at New York Life Investments. Prior to that she held various roles at Goldman Sachs Asset Management from July 2013 to November 2018. Ms. Krichman received her Bachelor degree from Syracuse University and her Master of Business Administration degree from New York University.

William J. Shea, age 76, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has also served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.

Molly Duffy, age 55, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Duffy has also served as a Director on the Board of Directors of WGCAM since April 2022 and is a member of that board’s Audit Committee. Ms. Duffy is the Head of Financial Markets, Europe and Americas at Standard Chartered Bank. Based in New York, Ms. Duffy leads the strategy and governance of the Europe and Americas regions across Foreign Exchange, Rates, Credit, Commodities, Debt Capital Markets, Loan Syndication, Leveraged & Acquisition Finance, Project & Export Finance, Aviation Finance, and Securities Services businesses. In addition, Ms. Duffy is responsible for delivering coordinated solutions and senior relationship management to the Bank’s most complex and significant financial institutions and corporate clients across Europe and Americas. Ms. Duffy is a member of the Global Financial Markets Management Team, UK/Europe Regional Management Team, and US Management Team. Ms. Duffy is also CEO of the US Broker Dealer, Standard Chartered Securities North America LLC. Prior to joining Standard Chartered in 2017, Ms. Duffy was a Managing Director in the Global Markets Key Account Management Group at Credit Suisse. During her career at Credit Suisse, Ms. Duffy also held several senior production and management roles, including Head of Macro Sales Americas and Head of Global Currencies & Emerging Markets Sales Americas. Ms. Duffy holds a bachelor’s degree in Political Science from Boston College.

The Sponsor has concluded that Ms. Duffy should serve as Director because of her knowledge and extensive experience in leadership roles at Standard Chartered Bank and the experience she has gained serving as a director of WGCAM.

Carlos Rodriguez, age 52, has served as a Director on the Board of Directors of the Sponsor since February 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has also served as a Director on the Board of Directors of WGCAM since February 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.

The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as a director of WGCAM.

David Tait, age 62, has served as a Director on the Board of Directors of the Sponsor and WGCAM since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of WGC since January 2019. Prior to joining WGC, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.

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

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185

Fees for services performed by KPMG LLP for the years ended September 30, 2024 and 2023 were:

	Years Ended September 30,
	2024	2023
Audit fees	$393,500	$387,000
Audit-related fees	124,200	122,000
Total	$517,700	$509,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2024, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

4.1	Trust Indenture dated November 12, 2004	10-K	4.1	9/30/07

4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007	8-K	4.1	12/13/07

4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008	10-K	4.1.2	9/30/08

4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011	8-K	4.1	6/1/11

4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014	8-K	4.1	6/19/14

4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015	8-K	4.1.5	3/20/15

4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015	8-K	4.1.6	7/14/15

4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017	8-K	4.1.7	9/11/17

4.1.8	Amendment No. 8 to Trust Indenture dated February 6, 2020	10-Q	4.1.8	2/7/20

4.1.9	Amendment No. 9 to Trust Indenture dated November 30, 2022	8-K	4.1.9	11/30/22

4.1.10	Amendment No. 10 to Trust Indenture dated May 28, 2024	8-K	4.1.0	5/29/24

4.2*	Form of Participant Agreement

4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004	10-K	4.3	9/30/07

4.4	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.4	11/22/23

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.1	Fifth Amended and Restated Allocated Bullion Account Agreement dated May 28, 2024 between HSBC Bank plc and The Bank of New York Mellon	8-K	10.1	5/29/24

10.2	Third Amended and Restated Unallocated Bullion Account Agreement dated May 28, 2024 between HSBC Bank plc and The Bank of New York Mellon	8-K	10.2	5/29/24

10.4	Depository Agreement dated November 11, 2004	10-K	10.4	9/30/07

10.5	License Agreement	S-1	10.5	9/26/03

10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015	8-K	10.6	7/17/15

10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018	10-Q	10.6.1	8/7/18

10.6.2	Second Amendment to the Amended and Restated Marketing Agent Agreement dated November 30, 2022	8-K	10.6.2	11/30/22

10.8	WGC/WGTS License Agreement dated November 16, 2004	10-K	10.8	9/30/07

10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008	10-K	10.8.1	9/30/08

10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004	10-K	10.10	9/30/07

10.12	SPDR Sublicense Agreement dated May 20, 2008	10-K	10.12	9/30/08

10.13	Novation Agreement dated June 4, 2014	8-K	10.13	11/21/14

10.14	Allocated Precious Metal Account Agreement dated November 30, 2022 between JPMorgan Chase Bank, N.A. and The Bank of New York Mellon	8-K	11.1	11/30/22

10.15	Unallocated Precious Metal Account Agreement dated November 30, 2022 between JPMorgan Chase Bank, N.A. and The Bank of New York Mellon	8-K	11.2	11/30/22

23.1*	Consent of KPMG LLP

23.2*	Consent of Carter Ledyard & Milburn LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

Date: November 25, 2024

*         The registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the registrant.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF September 30, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold Trust and the Board of Directors of World Gold Trust Services, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of SPDR® Gold Trust (the Trust), including the schedules of investment, as of September 30, 2024 and 2023, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2024 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2024 and 2023, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2024 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investment, as of September 30, 2024, the Trust’s market value of gold holdings was $73.7 billion, representing 100% of the Trust’s total assets. All of the gold holdings, which were 28.0 million ounces as of September 30, 2024, were held by third-party custodians (the custodians).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Trust as of September 30, 2024.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodians' records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained schedules directly from the custodians of the Trust’s gold holdings held by the custodians as of September 30, 2024. We compared the total ounces on such schedules to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodians' locations by a third party engaged by the Trust’s sponsor. We obtained the physical count results of that third party and reconciled them to both the Trust’s and the custodians' records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2010.

New York, New York

November 25, 2024

SPDR® GOLD TRUST

Statements of Financial Condition

at September 30, 2024 and 2023

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2024	Sep-30, 2023
ASSETS
Investments in Gold, at fair value (cost $50,991,703 and $47,094,463 at September 30, 2024 and 2023, respectively)	$73,727,700	$52,539,161
Total Assets	$73,727,700	$52,539,161
LIABILITIES
Accounts payable to Sponsor	$23,553	$17,892
Gold payable	—	—
Total Liabilities	$23,553	$17,892
Net Assets	$73,704,147	$52,521,269
Shares issued and outstanding(1)	303,300,000	302,700,000
Net asset value per Share	$243.01	$173.51

(1)      Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	28,033.9	$50,991,703	$73,727,700	100.03%
Total Investment		$50,991,703	$73,727,700	100.03%
Liabilities in excess of other assets			(23,553)	(0.03)%
Net Assets			$73,704,147	100.00%

September 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	28,088.3	$47,094,463	$52,539,161	100.03%
Total Investment		$47,094,463	$52,539,161	100.03%
Liabilities in excess of other assets			(17,892)	(0.03)%
Net Assets			$52,521,269	100.00%

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2024 and 2023, and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
EXPENSES
Sponsor fees	$242,094	$221,609	$238,497
Total expenses	242,094	221,609	238,497
Net investment loss	(242,094)	(221,609)	(238,497)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	51,161	26,600	30,323
Net realized gain/(loss) from gold distributed for the redemption of shares	3,262,627	1,717,329	2,091,493
Net change in unrealized gain/(loss) on investment in gold	17,291,299	4,025,868	(4,827,849)
Net realized and change in unrealized gain/(loss) on investment in gold	20,605,087	5,769,797	(2,706,033)
Net income/(loss)	$20,362,993	$5,548,188	$(2,944,530)
Net income/(loss) per share	$69.02	$17.50	$(8.39)
Weighted average number of shares (in 000’s)	295,044	316,955	350,920

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flows

For the years ended September 30, 2024 and 2023, and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$236,433	$220,791	$240,172
Cash expenses paid	(236,433)	(220,791)	(240,172)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$17,135,501	$11,487,838	$17,115,534
Value of gold distributed for redemption of shares-net of change in gold payable	$16,315,616	$15,190,940	$18,950,095

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$20,362,993	$5,548,188	$(2,944,530)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	236,433	220,791	240,172
Net realized (gain)/loss from investment in gold sold to pay expenses	(51,161)	(26,600)	(30,323)
Net realized (gain)/loss from gold distributed for the redemption of shares	(3,262,627)	(1,717,329)	(2,091,493)
Net change in unrealized (gain)/loss on investment in gold	(17,291,299)	(4,025,868)	4,827,849
Increase/(Decrease) in accounts payable to Sponsor	5,661	818	(1,675)
Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the years ended September 30, 2024 and 2023, and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Net Assets - Opening Balance	$52,521,269	$50,490,460	$55,455,274
Creations	17,135,501	11,487,838	17,115,534
Redemptions	(16,315,616)	(15,005,217)	(19,135,818)
Net investment loss	(242,094)	(221,609)	(238,497)
Net realized gain/(loss) from investment in gold sold to pay expenses	51,161	26,600	30,323
Net realized gain/(loss) from gold distributed for the redemption of shares	3,262,627	1,717,329	2,091,493
Net change in unrealized gain/(loss) on investment in gold	17,291,299	4,025,868	(4,827,849)
Net Assets - Closing Balance	$73,704,147	$52,521,269	$50,490,460

See notes to the financial statements.

Notes to the Financial Statements

1.	Organization

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$73,727,700	$—	$—
Total	$73,727,700	$—	$—

(Amounts in 000’s of US$)
September 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$52,539,161	$—	$—
Total	$52,539,161	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2024 and 2023.

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

(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the years ended September 30, 2024, 2023 and 2022 are as follows:

	Year Ended	Year Ended	Year Ended
(Amounts are in 000’s)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Activity in Number of Shares Created and Redeemed:
Creations	82,600	65,000	97,800
Redemptions	(82,000)	(86,600)	(113,800)
Net Change in Number of Shares Created and Redeemed	600	(21,600)	(16,000)

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Activity in Value of Shares Created and Redeemed:
Creations	$17,135,501	$11,487,838	$17,115,534
Redemptions	(16,315,616)	(15,005,217)	(19,135,818)
Net change in Value of Shares Created and Redeemed	$819,885	$(3,517,379)	$(2,020,284)

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2024 of $20,605,087 is made up of a realized gain of $51,161 from the sale of gold to pay expenses, a realized gain of $3,262,627 from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $17,291,299 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2023 of $5,769,797 is made up of a realized gain of $26,600 from the sale of gold to pay expenses, a realized gain of $1,717,329 from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss)

of $4,025,868 on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2024 or 2023.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, the 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

3.	Quarterly Statements of Operations

Year Ended September 30, 2024	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Sep 30, 2024
EXPENSES
Sponsor fees	$55,748	$55,883	$62,137	$68,326	$242,094
Total expenses	55,748	55,883	62,137	68,326	242,094
Net investment loss	(55,748)	(55,883)	(62,137)	(68,326)	(242,094)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	7,218	9,826	15,794	18,323	51,161
Net realized gain/(loss) from gold distributed for the redemption of shares	509,360	993,325	977,749	782,193	3,262,627
Net change in unrealized gain/(loss) on investment in gold	4,809,937	2,973,115	2,088,718	7,419,529	17,291,299
Net realized and change in unrealized gain/(loss) on investment in gold	5,326,515	3,976,266	3,082,261	8,220,045	20,605,087
Net income/(loss)	$5,270,767	$3,920,383	$3,020,124	$8,151,719	$20,362,993
Net income/(loss) per share	$17.44	$13.40	$10.46	$27.48	$69.02
Weighted average number of shares (in 000’s)	302,248	292,492	288,724	296,616	295,044

Year Ended September 30, 2023	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Sep 30, 2023
EXPENSES
Sponsor fees	$51,496	$54,875	$59,093	$56,145	$221,609
Total expenses	51,496	54,875	59,093	56,145	221,609
Net investment loss	(51,496)	(54,875)	(59,093)	(56,145)	(221,609)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	2,693	6,534	9,804	7,569	26,600
Net realized gain/(loss) from gold distributed for the redemption of shares	175,717	312,163	674,988	554,461	1,717,329
Net change in unrealized gain/(loss) on investment in gold	3,903,862	4,559,082	(2,708,536)	(1,728,540)	4,025,868
Net realized and change in unrealized gain/(loss) on investment in gold	4,082,272	4,877,779	(2,023,744)	(1,166,510)	5,769,797
Net income/(loss)	$4,030,776	$4,822,904	$(2,082,837)	$(1,222,655)	$5,548,188
Net income/(loss) per share	$12.70	$15.21	$6.46	$3.93	$17.50
Weighted average number of shares (in 000’s)	317,265	317,031	322,625	310,962	316,955

4.	Related Parties – Sponsor and Trustee

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2024, 2023 and 2022, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended	Year Ended
	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Net Asset Value
Net asset value per Share, beginning of period	$173.51	$155.69	$162.96
Net investment income/(loss)	(0.82)	(0.70)	(0.68)
Net Realized and Change in Unrealized Gain/(Loss)	70.32	18.52	(6.59)
Net Income/(Loss)	69.50	17.82	(7.27)
Net asset value per Share, end of period	$243.01	$173.51	$155.69
Market value per Share, beginning of period	$171.45	$154.67	$164.22
Market value per Share, end of period	$243.06	$171.45	$154.67
Ratio to average net assets
Net investment loss	(0.40)%	(0.40)%	(0.40)%
Gross expenses	0.40%	0.40%	0.40%
Net expenses	0.40%	0.40%	0.40%
Total Return, at net asset value	40.06%	11.45%	(4.46)%
Total Return, at market value	41.77%	10.85%	(5.82)%