Form 10-K/A
period 2024-09-30
SPDR GOLD TRUST
filed 2024-12-19
CIK 1222333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37996

SPDR® GOLD TRUST
SPONSORED BY WORLD GOLD TRUST SERVICES, LLC
(Exact name of registrant as specified in its charter)

Delaware	36-7650517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2024 as reported by the NYSE Arca, Inc. on that date: $59,081,825,589.

Number of shares of the registrant’s common stock outstanding as of November 22, 2024: 305,600,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

Page
PARTIV
Item 15.	Exhibits and Financial Statement Schedules	2

i

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Form 10-K for the year ended September 30, 2024, as originally filed with the U.S. Securities and Exchange Commission on November 25, 2024 (the “Original Filing”), for the sole purpose of including Exhibit 97.1.

In accordance with Rule 12b-15 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also includes new certifications by the Principal Executive Officer and Principal Financial Officer of the Registrant’s Sponsor on behalf of the Registrant dated as of the date of this filing. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002 have been omitted.

Except as described above, no other amendments are being made to the Original Filing. This Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Registrant’s other filings with the SEC.

Item 15. Exhibits, as amended, is included in this Amendment.

This Amendment consists solely of the preceding cover page, this explanatory note, Item 15. Exhibits, the signature page and Exhibits 31.1, 31.2 and 97.1.

PART IV

Item 15.     Exhibits and Financial Statements Schedules

3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

4.1	Trust Indenture dated November 12, 2004	10-K	4.1	9/30/07

4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007	8-K	4.1	12/13/07

4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008	10-K	4.1.2	9/30/08

4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011	8-K	4.1	6/1/11

4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014	8-K	4.1	6/19/14

4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015	8-K	4.1.5	3/20/15

4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015	8-K	4.1.6	7/14/15

4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017	8-K	4.1.7	9/11/17

4.1.8	Amendment No. 8 to Trust Indenture dated February 6, 2020	10-Q	4.1.8	2/7/20

4.1.9	Amendment No. 9 to Trust Indenture dated November 30, 2022	8-K	4.1.9	11/30/22

4.1.10	Amendment No. 10 to Trust Indenture dated May 28, 2024	8-K	4.1.0	5/29/24

4.2	Form of Participant Agreement	10-K	4.2	11/25/24

4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004	10-K	4.3	9/30/07

4.4	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.4	11/22/23

10.1	Fifth Amended and Restated Allocated Bullion Account Agreement dated May 28, 2024 between HSBC Bank plc and The Bank of New York Mellon	8-K	10.1	5/29/24

10.2	Third Amended and Restated Unallocated Bullion Account Agreement dated May 28, 2024 between HSBC Bank plc and The Bank of New York Mellon	8-K	10.2	5/29/24

10.4	Depository Agreement dated November 11, 2004	10-K	10.4	9/30/07

10.5	License Agreement	S-1	10.5	9/26/03

10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015	8-K	10.6	7/17/15

10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018	10-Q	10.6.1	8/7/18

10.6.2	Second Amendment to the Amended and Restated Marketing Agent Agreement dated November 30, 2022	8-K	10.6.2	11/30/22

10.8	WGC/WGTS License Agreement dated November 16, 2004	10-K	10.8	9/30/07

10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008	10-K	10.8.1	9/30/08

10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004	10-K	10.10	9/30/07

10.12	SPDR Sublicense Agreement dated May 20, 2008	10-K	10.12	9/30/08

10.13	Novation Agreement dated June 4, 2014	8-K	10.13	11/21/14

10.14	Allocated Precious Metal Account Agreement dated November 30, 2022 between JPMorgan Chase Bank, N.A. and The Bank of New York Mellon	8-K	11.1	11/30/22

10.15	Unallocated Precious Metal Account Agreement dated November 30, 2022 between JPMorgan Chase Bank, N.A. and The Bank of New York Mellon	8-K	11.2	11/30/22

23.1	Consent of KPMG LLP	10-K	23.1	11/25/24

23.2	Consent of Carter Ledyard & Milburn LLP	10-K	23.2	11/25/24

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002	10-K	32.1	11/25/24

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002	10-K	32.2	11/25/24

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document	10-K	101.INS	11/25/24

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	101.SCH	11/25/24

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL	11/25/24

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	101.DEF	11/25/24

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	101.LAB	11/25/24

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	11/25/24

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*         Filed herewith.

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.

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

Date: December 19, 2024

*         The Registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the registrant.

5