Form 10-Q
period 2024-12-31
SPDR GOLD TRUST
filed 2025-02-05
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2024

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

As of February 4, 2025, the Registrant had 300,600,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.         Financial Statements (Unaudited)

Statements of Financial Condition

At December 31, 2024 (unaudited) and September 30, 2024

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2024	Sep-30, 2024
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $53,207,988 and $50,991,703 at December 31, 2024 and September 30, 2024, respectively)	$73,240,169	$73,727,700
Total Assets	$73,240,169	$73,727,700
LIABILITIES
Accounts payable to Sponsor	$25,094	$23,553
Gold payable	—	—
Total Liabilities	$25,094	$23,553
Net Assets	$73,215,075	$73,704,147
Shares issued and outstanding(1)	303,800,000	303,300,000
Net asset value per Share	$241.00	$243.01

(1)          Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

December 31, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	28,052.2	$53,207,988	$73,240,169	100.03%
Total Investment		$53,207,988	$73,240,169	100.03%
Liabilities in excess of other assets			(25,094)	(0.03)%
Net Assets			$73,215,075	100.00%

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	28,033.9	$50,991,703	$73,727,700	100.03%
Total Investment		$50,991,703	$73,727,700	100.03%
Liabilities in excess of other assets			(23,553)	(0.03)%
Net Assets			$73,704,147	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three months ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$75,692	$55,748
Total expenses	75,692	55,748
Net investment loss	(75,692)	(55,748)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	22,306	7,218
Net realized gain/(loss) from gold distributed for the redemption of shares	2,152,869	509,360
Net change in unrealized gain/(loss) on investment in gold	(2,703,816)	4,809,937
Net realized and change in unrealized gain/(loss) on investment in gold	(528,641)	5,326,515
Net income/(loss)	$(604,333)	$5,270,767
Net income/(loss) per share	$(1.98)	$17.44
Weighted average number of shares (in 000’s)	305,428	302,248

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three months ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$74,151	$54,139
Cash expenses paid	(74,151)	(54,139)
Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$7,274,341	$4,270,365
Value of gold distributed for redemption of shares-net of change in gold payable	$7,159,080	$3,616,971

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(604,333)	$5,270,767
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	74,151	54,139
Net realized (gain)/loss from investment in gold sold to pay expenses	(22,306)	(7,218)
Net realized (gain)/loss from gold distributed for the redemption of shares	(2,152,869)	(509,360)
Net change in unrealized (gain)/loss on investment in gold	2,703,816	(4,809,937)
Increase/(Decrease) in accounts payable to Sponsor	1,541	1,609
Net cash provided by operating activities	$0	$0

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Changes in Net Assets

For the three months ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$73,704,147	$52,521,269
Creations	7,274,341	4,270,365
Redemptions	(7,159,080)	(3,789,578)
Net investment loss	(75,692)	(55,748)
Net realized gain/(loss) from investment in gold sold to pay expenses	22,306	7,218
Net realized gain/(loss) from gold distributed for the redemption of shares	2,152,869	509,360
Net change in unrealized gain/(loss) on investment in gold	(2,703,816)	4,809,937
Net Assets - Closing Balance	$73,215,075	$58,272,823

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The Statements of Financial Condition and Schedules of Investment at December 31, 2024 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three months ended December 31, 2024 and 2023 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2024 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
December 31, 2024	Level 1	Level 2	Level 3
Investment in Gold	$73,240,169	$—	$—
Total	$73,240,169	$—	$—

(Amounts in 000’s of US$)
September 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$73,727,700	$—	$—
Total	$73,727,700	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2024, or for the year ended September 30, 2024.

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

(Amounts in 000’s of US$)	Dec-31, 2024	Sep-30, 2024
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2024	Sep-30, 2024
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts are in 000’s)	Dec-31, 2024	Dec-31, 2023
Activity in Number of Shares Created and Redeemed:
Creations	29,600	23,200
Redemptions	(29,100)	(21,000)
Net Change in Number of Shares Created and Redeemed	500	2,200

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
Activity in Value of Shares Created and Redeemed:
Creations	$7,274,341	$4,270,365
Redemptions	$(7,159,080)	$(3,789,578)
Net change in Value of Shares Created and Redeemed	$115,261	$480,788

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2024 of $(528,641) is made up of a realized gain/(loss) of $22,306 from the sale of gold to pay expenses, a realized gain/(loss) of $2,152,869 from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $(2,703,816) on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2023 of $5,326,515 is made up of a realized gain/(loss) of $7,218 from the sale of gold to pay expenses, a realized gain/(loss) of $509,360 from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $4,809,937 on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024 or September 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, the 2023, 2022 and 2021 tax years remain open for examination. There were no examinations in progress at period end.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2024 and 2023, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three months ended December 31, 2024 and 2023

	Three Months	Three Months
	Ended	Ended
	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$243.01	$173.51
Net investment income/(loss)	(0.25)	(0.18)
Net Realized and Change in Unrealized Gain/(Loss)	(1.76)	17.79
Net Income/(Loss)	(2.01)	17.61
Net Asset Value per Share, end of period	$241.00	$191.12
Market Value per Share, beginning of period	$243.06	$171.45
Market Value per Share, end of period	$242.13	$191.17
Ratio to average net assets
Net Investment loss(1)	(0.40)%	(0.40)%
Gross expenses(1)	0.40%	0.40%
Net expenses(1)	0.40%	0.40%
Total Return, at Net Asset Value(2)	(0.83)%	10.15%
Total Return, at Market Value(2)	(0.38)%	11.50%

(1)         Percentages are annualized.

(2)         Percentages are not annualized.

7.	Subsequent Events

There are no known events that have occurred subsequent to December 31, 2024 that require additional disclosure in these financial statements.

8.	New Accounting Pronouncement

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduced new annual and interim disclosure requirements for all public entities and modified some existing disclosures. The ASU was issued in response to investor requests for more detailed segment expense information and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Trust is currently evaluating the impact the ASU will have on its financial statements.

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

Share price & NAV v. gold price – November 18, 2004 to December 31, 2024

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

Bureau Veritas Commodities UK Ltd. (formerly Inspectorate International Limited) (“Bureau Veritas”) conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by (i) HSBC at its London vault on September 30, 2024, (ii) JPMorgan at its London vault on September 30, 2024 and (iii) JPMorgan at its New York vault on September 30, 2024. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 19, 2024, JPMorgan's New York vault on April 4, 2024 and HSBC's London vault on April 2, 2024. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

Results of Operations

In the three months ended December 31, 2024, an additional 29,600,000 Shares (296 Baskets) were created in exchange for 2,733,613.7 ounces of gold, 29,100,000 Shares (291 Baskets) were redeemed in exchange for 2,687,263.0 ounces of gold, and 27,998.2 ounces of gold were sold to pay expenses. For accounting purposes, GLD reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLD delivers gold upon receipt of Shares. These creations and redemptions were completed in the normal course of business.

At December 31, 2024, the amount of gold owned by the Trust and held by the Custodians was 28,052,231.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $73,240,168,734 based on the LBMA Gold Price PM on December 31, 2024 (cost— $53,207,987,351).

At September 30, 2024, the amount of gold owned by the Trust and held by the Custodians was 28,033,879.1 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $73,727,700,368 based on the LBMA Gold Price PM on September 30, 2024 (cost— $50,991,703,359).

Cash Resources and Liquidity

At December 31, 2024, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from November 12, 2004 to December 31, 2024 and is based on the LBMA Gold Price PM when available.

Daily Gold Price – November 12, 2004 – December 31, 2024

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through December 31, 2024, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months ended June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months ended September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months ended December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months ended March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months ended June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,969.86	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months ended March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months ended June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months ended September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months ended December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Twelve months ended December 31, 2022	$1,800.09	$2,039.05	Mar 8, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Twelve months ended December 31, 2023	$1,940.54	$2,078.40	Dec 28, 2023	$1,810.95	Feb 24, 2023	$2,062.40	Dec 29, 2023	(2)
Twelve months ended December 31, 2024	$2,386.20	$2,777.80	Oct 30, 2024	$1,985.10	Feb 14, 2024	$2,610.85	Dec 31, 2024	(2)
November 12, 2004 to December 31, 2024	$1,331.93	$2,777.80	Oct 30, 2024	$411.10	Feb 8, 2005	$2,610.85	Dec 31, 2024	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2024, 2023 or 2022. The LBMA Gold Price AM on the last business day of December 2024, 2023 and 2022 was $2,610.85, $2,062.40 and $1,812.35, respectively. The Net Asset Value of the Trust on December 31, 2024, 2023 and 2022 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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

PART II - OTHER INFORMATION:

Item 1.         Legal Proceedings

None.

Item 1A.         Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

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

c)

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 291 Baskets (29,100,000 Shares) during the quarter ended December 31, 2024

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/1/24 to 10/31/24	11,600,000	0.09238
11/1/24 to 11/30/24	6,700,000	0.09235
12/1/24 to 12/31/24	11,300,000	0.09232
Total	29,600,000	0.09235

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information

a)	None.

b)	Not applicable.

c)

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the quarter ended December 31, 2024.

Item 6.         Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

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

Date: February 5, 2025

*    The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.