Form 10-Q
period 2025-06-30
SPDR GOLD TRUST
filed 2025-08-06
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025

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

As of August 5, 2025, the Registrant had 333,600,000  Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.         Financial Statements (Unaudited)

Statements of Financial Condition

At June 30, 2025 (unaudited) and September 30, 2024

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2025	Sep-30, 2024
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $68,087,739 and $50,991,703 at June 30, 2025 and September 30, 2024, respectively)	$100,919,788	$73,727,700
Gold receivable	$—	$—
Total Assets	$100,919,788	$73,727,700
LIABILITIES
Accounts payable to Sponsor	$33,377	$23,553
Gold payable	242,297	—
Total Liabilities	$275,674	$23,553
Net Assets	$100,644,114	$73,704,147
Shares issued and outstanding(1)	332,300,000	303,300,000
Net asset value per Share	$302.87	$243.01

(1)          Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

June 30, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	30,698.5	$68,087,739	$100,919,788	100.27%
Total Investment		$68,087,739	$100,919,788	100.27%
Liabilities in excess of other assets			(275,674)	(0.27)%
Net Assets			$100,644,114	100.00%

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	28,033.9	$50,991,703	$73,727,700	100.03%
Total Investment		$50,991,703	$73,727,700	100.03%
Liabilities in excess of other assets			(23,553)	(0.03)%
Net Assets			$73,704,147	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three and nine months ended June 30, 2025 and June 30, 2024

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Jun-30, 2025	Jun-30, 2024	Jun-30, 2025	Jun-30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$98,833	$62,137	$254,889	$173,768
Total expenses	98,833	62,137	254,889	173,768
Net investment loss	(98,833)	(62,137)	(254,889)	(173,768)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	32,750	15,794	79,185	32,838
Net realized gain/(loss) from gold distributed for the redemption of shares	4,165,367	977,749	8,802,621	2,480,434
Net change in unrealized gain/(loss) on investment in gold	956,231	2,088,718	10,096,052	9,871,770
Net realized and change in unrealized gain/(loss) on investment in gold	5,154,348	3,082,261	18,977,858	12,385,042
Net income/(loss)	$5,055,515	$3,020,124	$18,722,969	$12,211,273
Net income/(loss) per share	$15.43	$10.46	$59.62	$41.46
Weighted average number of shares (in 000’s)	327,685	288,724	314,046	294,516

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2025 and June 30, 2024

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2025	Jun-30, 2024	Jun-30, 2025	Jun-30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$95,090	$61,181	$245,065	$171,283
Cash expenses paid	(95,090)	(61,181)	(245,065)	(171,283)
Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$14,312,449	$3,864,509	$35,362,787	$10,830,737
Value of gold distributed for redemption of shares-net of change in gold payable	$11,789,181	$3,857,101	$26,903,492	$13,453,922

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2025	Jun-30, 2024	Jun-30, 2025	Jun-30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$5,055,515	$3,020,124	$18,722,969	$12,211,273
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	95,090	61,181	245,065	171,283
Net realized (gain)/loss from investment in gold sold to pay expenses	(32,750)	(15,794)	(79,185)	(32,838)
Net realized (gain)/loss from gold distributed for the redemption of shares	(4,165,367)	(977,749)	(8,802,621)	(2,480,434)
Net change in unrealized (gain)/loss on investment in gold	(956,231)	(2,088,718)	(10,096,052)	(9,871,770)
Increase/(Decrease) in accounts payable to Sponsor	3,743	956	9,824	2,486
Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Changes in Net Assets

For the three and nine months ended June 30, 2025 and June 30, 2024

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2025	Jun-30, 2024	Jun-30, 2025	Jun-30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$93,451,272	$59,081,826	$73,704,147	$52,521,269
Creations	14,168,805	3,864,509	35,362,787	10,830,737
Redemptions	(12,031,478)	(3,857,101)	(27,145,789)	(13,453,922)
Net investment loss	(98,833)	(62,137)	(254,889)	(173,768)
Net realized gain/(loss) from investment in gold sold to pay expenses	32,750	15,794	79,185	32,838
Net realized gain/(loss) from gold distributed for the redemption of shares	4,165,367	977,749	8,802,621	2,480,434
Net change in unrealized gain/(loss) on investment in gold	956,231	2,088,718	10,096,052	9,871,770
Net Assets - Closing Balance	$100,644,114	$62,109,358	$100,644,114	$62,109,358

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The Statements of Financial Condition and Schedules of Investment at June 30, 2025 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three and nine months ended June 30, 2025 and 2024 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2025 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$100,919,788	$—	$—
Total	$100,919,788	$—	$—

(Amounts in 000’s of US$)
September 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$73,727,700	$—	$—
Total	$73,727,700	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2025, or for the year ended September 30, 2024.

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

(Amounts in 000’s of US$)	Jun-30, 2025	Sep-30, 2024
Gold receivable	$—	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2025	Sep-30, 2024
Gold payable	$242,297	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the nine months ended June 30, 2025 and 2024 are as follows:

	Nine Months	Nine Months
	Ended	Ended
(Amounts are in 000’s)	Jun-30, 2025	Jun-30, 2024
Activity in Number of Shares Created and Redeemed:
Creations	128,600	54,800
Redemptions	(99,600)	(69,400)
Net Change in Number of Shares Created and Redeemed	29,000	(14,600)

	Nine Months	Nine Months
	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2025	Jun-30, 2024
Activity in Value of Shares Created and Redeemed:
Creations	$35,362,787	$10,830,737
Redemptions	$(27,145,789)	$(13,453,922)
Net change in Value of Shares Created and Redeemed	$8,216,998	$(2,623,185)

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three and nine months ended June 30, 2025 of  $5,154,348 and $18,977,858, respectively, is made up of a realized gain/(loss) of $32,750 and $79,185, respectively, from the sale of gold to pay expenses, a realized gain/(loss) of $4,165,367 and $8,802,621, respectively, from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $956,231 and $10,096,052, respectively, on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three and nine months ended June 30, 2024 of $3,082,261 and $12,385,042, respectively, is made up of a realized gain/(loss) of $15,794 and $32,838, respectively, from the sale of gold to pay expenses, a realized gain/(loss) of $977,749 and $2,480,434, respectively, from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $2,088,718 and $9,871,770, respectively, on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2025 or September 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, the 2024, 2023 and 2022 tax years remain open for examination. There were no examinations in progress at period end.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and nine months ended June 30, 2025 and 2024, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and nine months ended June 30, 2025 and 2024

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30, 2025	Jun-30, 2024	Jun-30, 2025	Jun-30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$287.28	$205.00	$243.01	$173.51
Net investment income/(loss)	(0.30)	(0.22)	(0.81)	(0.59)
Net Realized and Change in Unrealized Gain/(Loss)	15.89	10.80	60.67	42.66
Net Income/(Loss)	15.59	10.58	59.86	42.07
Net Asset Value per Share, end of period	$302.87	$215.58	$302.87	$215.58
Market Value per Share, beginning of period	$288.14	$205.72	$243.06	$171.45
Market Value per Share, end of period	$304.83	$215.01	$304.83	$215.01
Ratio to average net assets
Net investment loss(1)	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Gross expenses(1)	0.40%	0.40%	0.40%	0.40%
Net expenses(1)	0.40%	0.40%	0.40%	0.40%
Total Return, at Net Asset Value(2)	5.43%	5.16%	24.63%	24.25%
Total Return, at Market Value(2)	5.79%	4.52%	25.41%	25.41%

(1)         Percentages are annualized.

(2)         Percentages are not annualized.

7.	Subsequent Events

There are no known events that have occurred subsequent to June 30, 2025 that require additional disclosure in these financial statements.

8.	New Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduced new annual and interim disclosure requirements for all public entities and modified some existing disclosures. The ASU was issued in response to investor requests for more detailed segment expense information and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Trust is currently evaluating the impact the ASU will have on its financial statements.

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

As of the date of this quarterly report, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE and subsequent transfer to NYSE Arca:

Share price & NAV v. gold price – November 18, 2004 to June 30, 2025

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

Results of Operations

In the three months ended June 30, 2025, an additional 47,100,000 Shares (471 Baskets) were created in exchange for 4,341,804.7 ounces of gold, 40,100,000 Shares (401 Baskets) were redeemed in exchange for 3,696,680.7 ounces of gold, and 29,284.8 ounces of gold were sold to pay expenses. For accounting purposes, GLD reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLD delivers gold upon receipt of Shares. These creations and redemptions were completed in the normal course of business.

At June 30, 2025, the amount of gold owned by the Trust and held by the Custodians was 30,698,501.3 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $100,919,788,194 based on the LBMA Gold Price PM on June 30, 2025 (cost— $68,087,738,745).

At September 30, 2024, the amount of gold owned by the Trust and held by the Custodians was 28,033,879.111 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $73,727,700,368 based on the LBMA Gold Price PM on September 30, 2024 (cost— $50,991,703,359).

Cash Resources and Liquidity

At June 30, 2025, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from November 12, 2004 to June 30, 2025 and is based on the LBMA Gold Price PM when available.

Daily Gold Price – November 12, 2004 – June 30, 2025

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through June 30, 2025, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months ended December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months ended March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months ended June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months ended March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months ended June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months ended September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months ended December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Three months ended March 31, 2025	$2,859.62	$3,115.10	Mar 31, 2025	$2,633.35	Jan 6, 2025	$3,115.10	Mar 31, 2025
Three months ended June 30, 2025	$3,280.35	$3,435.35	Jun 13, 2025	$3,014.75	Apr 7, 2025	$3,287.45	Jun 30, 2025
Twelve months ended June 30, 2023	$1,829.07	$2,048.45	Apr 13, 2023	$1,628.75	Nov 3, 2022	$1,912.25	Jun 30, 2023
Twelve months ended June 30, 2024	$2,076.19	$2,427.30	May 21, 2024	$1,818.95	Oct 4, 2023	$2,330.90	June 28, 2024
Twelve months ended June 30, 2025	$2,813.61	$3,435.35	Jun 13, 2025	$2,329.10	Jul 1, 2024	$3,287.45	Jun 30, 2025
November 12, 2004 to June 30, 2025	$1,373.55	$3,435.35	Jun 13, 2025	$411.10	Feb 8, 2005	$3,287.45	Jun 30, 2025

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2024 , 2023 or 2022. The LBMA Gold Price AM on the last business day of December 2024 , 2023 and 2022 was $2,610.85, $2,062.40 and $1,812.35, respectively. The Net Asset Value of the Trust on December 31, 2024, 2023 and 2022 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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

c)

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 401 Baskets (40,100,000 Shares) during the quarter ended June 30, 2025

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
4/1/25 to 4/30/25	19,800,000	0.09221
5/1/25 to 5/31/25	15,300,000	0.09218
6/1/25 to 6/30/25	5,000,000	0.09214
Total	40,100,000	0.09218

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information

a)	None.

b)	Not applicable.

c)

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the quarter ended June 30, 2025.

Item

6.

Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: August 6, 2025

*    The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.