Form 10-K
period 2025-09-30
SPDR GOLD TRUST
filed 2025-11-25
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2025 as reported by the NYSE Arca, Inc. on that date: $93,451,270,652

Number of shares of the registrant’s common stock outstanding as of November 24, 2025: 363,700,000

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

THE LBMA GOLD PRICE IS A TRADEMARK OF PRECIOUS METALS PRICES LIMITED, AND IS LICENSED TO IBA AS THE ADMINISTRATOR OF THE LBMA GOLD PRICE. ICE BENCHMARK ADMINISTRATION IS A TRADEMARK OF IBA AND/OR ITS AFFILIATES. THE LBMA GOLD PRICE PM, AND THE TRADEMARKS LBMA GOLD PRICE AND ICE BENCHMARK ADMINISTRATION, ARE USED BY SPDR® GOLD TRUST WITH PERMISSION UNDER LICENCE BY IBA.

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

•

Backed by Gold Held by the Custodians on Behalf of the Trust. The Shares are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Further, the Trust’s holdings and their value based on current market prices are reported on the Trust’s website each business day. The Trustee’s arrangements with the Custodians provide that at the end of each business day only gold bars, and no gold in an unallocated form, is held in the Trust's accounts maintained with the Custodians. Accordingly, the Trust’s gold holdings are identified on each of the Custodian’s books as the property of the Trust and held in London, New York or Zurich.

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

Baskets may be created or redeemed only by Authorized Participants. An Authorized Participant is a person who: (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in the Depository Trust Company system (“DTC”); (3) has entered into an agreement with the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions (a "Participant Agreement"); and (4) has established an unallocated gold account meeting the requirements of each of the Custodians. Authorized Participants pay a transaction fee of $2,000 for each order to create or redeem Baskets. Authorized Participants may sell to other investors all or part of the Shares included in the Baskets they purchase from the Trust.

The ICE Benchmark Administration Limited (the “IBA”) provides the auction platform and methodology as well as the overall independent administration and governance for the LBMA Gold Price. In determining the NAV of the Trust, the Trustee values the gold held by the Trust based on the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time.

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

The Gold Industry

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the Gold Focus 20251.

World Gold Supply and Demand (2020—2024)

Tonnes	2020	2021	2022	2023	2024
SUPPLY
Mine Production	3,483	3,575	3,645	3,640	3,661
Recycling	1,293	1,136	1,136	1,234	1,368
Net Hedging Supply	—	—	—	69	—
Total Supply	4,776	4,711	4,782	4,943	5,029
DEMAND
Jewelry Fabrication	1,324	2,247	2,228	2,206	2,011
Industrial Demand	309	337	315	305	326
Net Physical Investment	900	1,182	1,214	1,207	1,191
Net Hedging Demand	37	5	7	—	55
Net Official Sector Buying	255	450	1,080	1,051	1,086
Total Demand	2,824	4,222	4,844	4,769	4,669
Market Balance	1,952	489	(62)	175	359
Net Investment in ETPs	893	(189)	(110)	(244)	(7)
Market Balance less ETPs	1,059	678	47	419	366
Gold Price (US$/oz, London)	1,770	1,799	1,800	1,941	2,386

Source: Gold Focus 2025

Sources of Gold Supply

Based on data from Gold Focus 2025, gold supply averaged 4,848 tonnes per year between 2020 and 2024. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,601 tonnes per year from 2020 through 2024. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,233 tonnes annually between 2020 through 2024.

[1]

Gold Focus 2025 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

Sources of Gold Demand

Based on data from Gold Focus 2025, gold demand averaged 4,266 tonnes per year between 2020 and 2024. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 47% of the identifiable demand from 2020 through 2024 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 27% of the demand.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2020 and 2024, according to Gold Focus 2025, central bank purchases averaged 784 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

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

Movements in the Price of Gold

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on November 18, 2004 to September 30, 2025, and is based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London PM Fix.

Daily Gold Price – November 18, 2004 – September 30, 2025

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

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets are only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold and any cash represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received. Creations of Baskets may only be settled after the requisite gold is deposited in the allocated account of the Trust.

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

Prior to initiating any creation or redemption order, an Authorized Participant must have established an unallocated account with a gold clearing bank of the London Precious Metals Clearing Limited ("LPMCL"). An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold equal to the amount of gold standing to the credit of the account holder. Gold held in an unallocated account is not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any gold held in an unallocated account as belonging to the account holder rather than to the bullion dealer.

Certain Authorized Participants are able to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Authorized Participants must be: (1) a DTC Participant; (2) registered as a broker-dealer under the Exchange Act, and regulated by FINRA, or some other self-regulatory organization or will be exempt from being, or are otherwise not be required to be, so regulated or registered; and (3) qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Acting on instructions given by the Trustee, the selected Custodian will transfer the gold deposit amount from the Trust's unallocated account to the Trust's allocated account on the business day following the purchase order date by allocating to the Trust's allocated account specific bars of gold from unallocated bars which the Custodian holds or instructing a subcustodian to allocate specific bars of gold from unallocated bars held by or for the subcustodian. The gold bars in an allocated account are specific to that account and are identified by a list which shows, for each gold bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold held in the Trust’s allocated account is the property of the Trust and is not traded, leased or loaned under any circumstances.

The selected Custodian will, or will endeavor to, transfer the gold deposit amount from the Trust’s unallocated Account to the Trust’s allocated account by 2:00 PM (London time). By 2:00 PM (London time), the selected Custodian will advise the Trustee as to the status of the allocation process. Upon the Trustee’s receipt of confirmation from the Custodian that the gold deposit amount has been transferred from the Trust's unallocated account to the Trust's allocated account, the Trustee will direct DTC to credit the number of Baskets ordered by the Authorized Participant to the Authorized Participant’s DTC account. During the period of the transfer, all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process.

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

The Trust’s only recurring fixed expense is the Sponsor’s fee which accrues daily at an annual rate equal to 0.40% of the daily NAV. In exchange for the Sponsor’s fee, the Sponsor agrees to pay all ordinary fees and expenses of the Trust which include fees and expenses of the Trustee, fees and expenses of the Custodians for the custody of the Trust’s gold bars, fees and expenses of the Sponsor, certain taxes, fees of the Marketing Agent, printing and mailing costs, legal and audit fees, registration fees, NYSE Arca listing fees and other marketing costs and expenses. Additionally, under a separate agreement with JPMorgan, the Sponsor has agreed to pay or reimburse JPMorgan for any value added, sales or similar tax chargeable on the services provided by JPMorgan as a Custodian, including any such taxes otherwise payable by the Trust. The Sponsor’s fees were $363,083,124 for the year ended September 30, 2025.

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

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) selling the Trust’s gold as needed to pay the Trust’s expenses (gold sales occur monthly in the ordinary course); (2) calculating the NAV of the Trust and the NAV per Share; (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodians and DTC; and (4) monitoring the Custodians. If the Trustee determines that maintaining gold with one of the Custodians is not in the best interest of the Trust, the Trustee must so advise the Sponsor, who may direct the Trustee to take certain actions in respect of such Custodian. In the absence of such instructions, the Trustee may initiate action to remove the gold from such Custodian. The ability of the Trustee to monitor the performance of the Custodians may be limited because under the Custody Agreements the Trustee only has the right, up to twice a year, to visit the premises of the Custodians for the purpose of examining the Trust’s gold and certain related records maintained by the Custodians. Bureau Veritas Commodities UK Ltd. (formerly Inspectorate International Limited) ("Bureau Veritas") conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by (i) HSBC at its London vault on September 30, 2025, (ii) JPMorgan at its London vault on September 30, 2025 and (iii) JPMorgan at its New York vault on September 30, 2025. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 14, 2025, JPMorgan's New York vault on March 24, 2025 and HSBC's London vault on April 1, 2025. During the period in which both the annual count and the second count took place, JPMorgan did not hold any gold on behalf of the Trust at its Zurich vault and, as a result, counts were not conducted at that vault location. The Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee regularly communicates with the Sponsor to monitor the overall performance of the Trust. The Trustee, along with the Sponsor, liaises with the Trust’s legal, accounting and other professional service providers as needed. The Trustee assists and supports the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

SPDR Sublicense Agreement

“SPDR” is a trademark of SPDJI and has been licensed for use by the SPDR® Gold Trust pursuant to a SPDR Sublicense Agreement, dated May 20, 2008, between the Sponsor, the WGC, the Marketing Agent and State Street Corporation, pursuant to which the Marketing Agent and State Street Corporation granted the Sponsor and the WGC a royalty-free, worldwide, non-exclusive, non-transferable sublicense to use the “SPDR” trademark (in accordance with the SPDR Trademark License Agreement dated as of November 29, 2006, as amended, between State Street Global Advisors, a division of State Street Bank and Trust Company, and S&P), for the purpose of establishing and operating the Trust, issuing and distributing the Shares, using “SPDR” as part of the name of the Shares and listing the Shares on exchanges.

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

JPMorgan operates its custody business out of its London office located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan was incorporated in the U.S. with limited liability as a National Banking Association and is a wholly owned subsidiary of JPMorgan Chase & Co. JPMorgan is supervised and regulated in the U.S. by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and, with respect to certain matters, the Federal Deposit Insurance Corporation.  In the United Kingdom, JPMorgan is authorized by the PRA and subject to regulation by the FCA and the PRA. JPMorgan also maintains vaults in New York and Zurich.

The Custodians are both market makers, clearers and approved weighers under the rules of the LBMA.

The Custodians and their affiliates may from time-to-time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by HSBC at its London vault and by JPMorgan at its London, New York and Zurich vaults. The Custodians hold all of the Trust’s gold in their respective vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases each Custodian has agreed that it will use commercially reasonable efforts to promptly transport or transfer the gold from the subcustodian’s vault to the Custodian’s London vault, at the Custodian’s cost and risk.

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

The Trustee entered into Custody Agreements with each Custodian which establish the Trust's unallocated and allocated accounts with that Custodian.  The Trust's unallocated accounts are used to facilitate the transfer of gold deposits and gold redemption distributions between Authorized Participants and the Trust in connection with the creation and redemption of Baskets and the sales of gold made by the Trustee for the Trust. Except when gold is transferred in and out of the Trust, all gold deposited with the Trust is held in the Trust's allocated accounts with the Custodians.

Each Custodian is authorized to appoint a subcustodian from time to time to hold the Trust’s gold until it can be transported or transferred to that Custodian’s London vault. A subcustodian appointed by a Custodian must be approved by the Trustee and the Sponsor and must be a LBMA member or the Bank of England.  Current lists of all gold held by the Custodians, including any held with a subcustodian, are available on the Sponsor’s website at www.spdrgoldshares.com.

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

A withdrawal from the Trust's unallocated account with a Custodian may be made by (1) transferring gold to an Authorized Participant's unallocated account in connection with a redemption of Shares, (2) allocating gold to the Trust's allocated accounts in connection with a creation of Shares, (3) transferring gold, including by book entry transfers, to the other Custodian's unallocated account for the Trust or (4) transferring gold to an unallocated account with a third-party as permitted under the Custody Agreements.

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

The Trust, as well as the Sponsor and its service providers, are vulnerable to the effects of geopolitical events, including ongoing and escalating conflicts in the Middle East, the continuation of the war in Ukraine, and changes in international trade policy.

Geopolitical events, including ongoing and escalating conflicts in the Middle East, the continuation of the war in Ukraine, and other global hostilities, could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.

On October 7, 2023, militants from Gaza launched a large-scale attack on Israeli towns, resulting in the deaths of civilians and soldiers and the taking of hostages. In response, Israel declared war on Hamas and initiated military operations targeting Hamas and other militant groups in Gaza. The continuing conflict has led to broader regional instability, military escalation, and the responses of global political actors—including sanctions, diplomatic interventions, and military posturing—which has increased volatility in financial markets and may continue to do so. These developments could adversely affect regional and global economic conditions and contribute to fluctuations in the price of gold and, consequently, the price of the Shares. Additional risks include disruptions to global shipping routes, energy markets, and the broader commodities supply chain, all of which could impact the gold market.

Similarly, the war in Ukraine, which began with Russia’s invasion in February 2022, continues to pose geopolitical and economic risks. In response to the invasion, the London Bullion Market Association (LBMA) suspended the accreditation of six Russian precious metals refiners on March 7, 2022, although bars produced prior to that date remain accepted as good delivery. Further, the United States, United Kingdom, and European Union have imposed restrictions on the import, purchase, and transfer of Russian-origin gold. These measures include:

• U.S. regulations prohibiting the import of Russian-origin gold as of June 28, 2022;
• U.K. regulations banning the import, acquisition, and delivery of Russian-origin gold after July 21, 2022;
• E.U. regulations prohibiting the import, purchase, or transfer of Russian-origin gold exported after July 22, 2022.

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

In addition to the risks posed by armed conflict and sanctions, changes in international trade policy, including the imposition of tariffs or other trade barriers, could impact the price of gold and the value of the Shares. The price of gold is subject to fluctuations due to a variety of geopolitical and macroeconomic factors, including changes in trade policy. The imposition of tariffs or other trade barriers by major gold-importing or -exporting countries may disrupt global supply chains, reduce cross-border demand, or increase the cost of gold production. In addition, trade disputes and related policy uncertainty may contribute to increased market volatility, which could affect investor sentiment and the market price of gold. Trade tensions and related policy uncertainty may also lead to currency fluctuations, particularly in the U.S. dollar, which could impact the price of gold as it is typically denominated in U.S. dollars. These developments may positively or negatively impact the price of gold and the value of the Shares.

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

In the event that one or more Authorized Participants which has substantial interests in the Shares withdraws from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Trust does not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of the Trust. The Sponsor is an indirect wholly owned subsidiary of the World Gold Council and relies on the World Gold Council’s cybersecurity program for its own risk management.  The Trust also relies on the cybersecurity programs of its service providers. The Board of Directors of the Sponsor (the “Board of Directors”) receives reports from the Sponsor's officers detailing cybersecurity review processes, any potential risks and any incidents which could impact the Trust.  The Board of Directors also periodically receives, and reviews reports from the World Gold Council and the Trust’s service providers regarding their cybersecurity programs.

As of the date of this report, the Sponsor has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, or that the Sponsor believes or are reasonably likely to materially affect, the Trust, including its operations, results of operations, or financial condition.

Cybersecurity Program Overview

The World Gold Council has a comprehensive cybersecurity program built around the National Institute of Standards and Technology’s Cybersecurity Framework which is overseen by the World Gold Council’s Chief Technology Officer. The program incorporates a variety of strategies and measures aimed at identifying, protecting, detecting, responding to and recovering from cyber incidents. The program’s key components include risk assessment and management, where the Operational Risk Committee of the World Gold Council, of which the Principal Financial and Accounting Officer of the Sponsor is a member, identifies potential threats and vulnerabilities and implements appropriate controls to mitigate those vulnerabilities. As part of the program, the World Gold Council (i) develops and enforces security policies and procedures, providing guidelines for safe and secure operations, (ii) prioritizes employee training and awareness, as human error is often a significant factor in security breaches, (iii) conducts regular security audits and assessments to ensure that the program remains effective and up to date with evolving threats, and (iv) incorporates advanced technologies such as identify management, encryption, firewalls, anti-malware and intrusion detection systems to provide multiple layers of defense against cyber-attacks.

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

Management’s Role in Cybersecurity Risk Management

The Sponsor conducts annual due diligence on the Trust’s service providers, including the Trustee and Custodians, which includes a review of the relevant service provider’s operational and cybersecurity controls.  The Sponsor's officers review and report the results of this annual review and any incidents or perceived risks to the Board of Directors.

Board Oversight of Cybersecurity Risks

The Board of Directors receives a report from the Sponsor's officers detailing the Sponsor’s annual due diligence on the Trust’s service providers, including a summary of any potential operational risks and any incidents which could impact the Trust.  The Board of Directors also periodically receives reports from the World Gold Council and the Trust’s service providers regarding their cybersecurity programs.

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

Holders of Record

As of October 31, 2025, there were approximately 202 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Issuer Purchase of Shares

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 127,600,000 Shares (1,276 Baskets) during the year ended September 30, 2025, including 28,000,000 Shares (280 Baskets) for the three months ended September 30, 2025 as set forth in the table below.

	Total number of	Average ounces
Period	Shares redeemed	of gold per Share
7/1/25 to 7/31/25	7,600,000	0.09212
8/1/25 to 8/31/25	8,300,000	0.09208
9/1/25 to 9/30/25	12,100,000	0.09206
TOTAL	28,000,000	0.09209

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

As of the date of this annual report, Goldman, Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC, UBS Securities LLC and Virtu Americas LLC are the Authorized Participants. An updated list of Authorized Participants can be obtained from the Trustee or the Sponsor.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the price of the Shares and the NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE and subsequent transfer to NYSE Arca:

Share price & NAV v. gold price – November 18, 2004 to September 30, 2025

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

Bureau Veritas Commodities UK Ltd. (formerly Inspectorate International Limited) ("Bureau Veritas") conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by (i) HSBC at its London vault on September 30, 2025, (ii) JPMorgan at its London vault on September 30, 2025 and (iii) JPMorgan at its New York vault on September 30, 2025. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 14, 2025, JPMorgan's New York vault on March 24, 2025 and HSBC's London vault on April 1, 2025. During the period in which both the annual count and the second count took place, JPMorgan did not hold any gold on behalf of the Trust at its Zurich vault and, as a result, counts were not conducted at that vault location. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

Gold acquired, or disposed of, by the Trust is recorded at average cost. The table below summarizes the impact of unrealized gains/(losses) on the Trust’s gold holdings at September 30, 2025 and 2024:

(Amount in 000’s of US$)	Sep-30, 2025	Sep-30, 2024
Investment in gold – cost	$77,748,740	$50,991,703
Unrealized gain/(loss) on investment in gold	46,681,541	22,735,997
Investment in gold – market value	$124,430,281	$73,727,700

Review of Financial Results

Financial Highlights

	For the	For the	For the
(All amounts in the following table and the subsequent paragraphs are in	year ended	year ended	year ended
000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Net realized and change in unrealized gain/(loss) on investment in gold	$35,916,622	$20,605,087	$5,769,797
Net income/(loss)	$35,553,538	$20,362,993	$5,548,188
Net cash provided by operating activities	$—	$—	$—

The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2025 is made up of a gain of $114,866 on the sale of gold to pay expenses, a realized gain of $11,856,212 on gold distributed for the redemption of Shares, and a change in unrealized appreciation of $23,945,544 on investment in gold.

The Trust’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2024 is made up of a gain of $51,161 on the sale of gold to pay expenses, a realized gain of $3,262,627 on gold distributed for the redemption of Shares, and a change in unrealized appreciation of $17,291,299 on investment in gold.

The Trust’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2023 is made up of a gain of $26,600 on the sale of gold to pay expenses, a realized gain of $1,717,329 on gold distributed for the redemption of Shares, and a change in unrealized depreciation of $4,025,868 on investment in gold.

Selected Supplemental Data

	Year ended	Year ended	Year ended
(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Ounces of Gold:
Opening balance	28,033.9	28,088.3	30,323.5
Creations (excluding gold receivable at September 30, 2025 – 36.8; September 30, 2024 – 0 and September 30, 2023 – 0)	16,375.1	7,646.5	6,042.6
Redemptions (excluding gold payable at September 30, 2025 – 0; September 30, 2024 – 0 and September 30, 2023 – 0)	(11,767.2)	(7,593.8)	(8,160.1)
Sales of gold	(113.6)	(107.1)	(117.7)
Closing balance	32,528.2	28,033.9	28,088.4
Gold price per ounce – LBMA Gold Price PM	$3,825.30	$2,629.95	$1,870.50
Market value of gold holdings	$124,430,281	$73,727,700	$52,539,161
Number of Shares (in 000’s):
Opening balance	303,300	302,700	324,300
Creations	178,000	82,600	65,000
Redemptions	(127,600)	(82,000)	(86,600)
Closing balance	353,700	303,300	302,700

On the date of inception of the Trust, the Custodian received 30,000 ounces of gold on behalf of the Trust in exchange for 300,000 Shares (3 Baskets). Trading of the Trust’s Shares commenced on November 18, 2004. In the year ended September 30, 2025, an additional 178,000,000 Shares (1,780 Baskets), were created in exchange for 16,411,912 ounces of gold, and 127,600,000 Shares (1,276 Baskets) were redeemed in exchange for 11,767,161 ounces of gold. For accounting purposes, the Trust reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation but does not deliver Shares until the requisite amount of gold is received. Upon a redemption, the Trust delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to creations and redemptions that had not been completed. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

As at September 30, 2025, the amount of gold owned by the Trust and held by the Custodians on behalf of the Trust in their vaults was 32,528,241.132 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $124,430,280,802.89 based on the LBMA Gold Price PM on September 30, 2025 (cost —$77,748,740,273).

As at September 30, 2024, the amount of gold owned by the Trust and held by the Custodians on behalf of the Trust in their vaults was 28,033,879.111 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $73,727,700,367.97 based on the LBMA Gold Price PM on September 30, 2024 (cost —$50,991,703,359.03).

As at September 30, 2023, the amount of gold owned by the Trust and held by HSBC, as the only custodian at the time, in its vault was 28,088,298 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $52,539,160,689 based on the LBMA Gold Price PM on September 30, 2023 (cost —$47,094,462,787).

Cash Flow from Operations

The Trust had no net cash flow from operations in the years ended September 30, 2025, 2024 and 2023. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2025, 2024 and 2023 was the same as those expenses, resulting in a zero cash balance at September 30, 2025, 2024 and 2023.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2025 and 2024, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 1, 2020 to September 30, 2025 and is based on the LBMA Gold Price PM.

Daily Gold Price – October 1, 2020 – September 30, 2025

LBMA Gold Price PM USD

The average high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from November 12, 2004 (the date of inception of the Trust) through September 30, 2025, based on the LBMA Gold Price when available from March 20, 2015 and previously the London Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months to March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months to June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months to September 30, 2023	$1,928.23	$1,976.10	July 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months to December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months to March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months to June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months to September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months to December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Three months to March 31, 2025	$2,859.62	$3,115.10	Mar 31, 2025	$2,633.35	Jan 6, 2025	$3,115.10	Mar 31, 2025
Three months to June 30, 2025	$3,280.35	$3,435.35	Jun 13, 2025	$3,014.75	Apr 7, 2025	$3,287.45	Jun 30, 2025
Three months to September 30, 2025	$3,456.54	$3,826.85	Sep 29, 2025	$3,298.85	Jul 31, 2025	$3,825.30	Sep 30, 2025
Twelve months ended September 30, 2023	$1,879.53	$2,048.45	Apr 13, 2023	$1,628.75	Nov 3, 2022	$1,870.50	Sep 29, 2023
Twelve months ended September 30, 2024	$2,216.95	$2,663.75	Sep 26, 2024	$1,818.95	Oct 4, 2023	$2,629.95	Sep 30, 2024
Twelve months ended September 30, 2025	$3,067.98	$3,826.85	Sep 29, 2025	$2,567.30	Nov 14, 2024	$3,825.30	Sep 30, 2025
November 12, 2004 to September 30, 2025	$1,399.42	$3,826.85	Sep 29, 2025	$411.10	Feb 8, 2005	$3,825.30	Sep 30, 2025

(1)

The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)

There was no LBMA Gold Price PM on the last business day of December 2024, 2023 or 2022. The LBMA Gold Price AM on the last business day of December 2024, 2023 and 2022 was $2,610.85, $2,062.40, and $1,812.35, respectively. The Net Asset Value of the Trust on December 31, 2024, 2023 and 2022 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Trust Indenture does not authorize the Trustee to borrow funds for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments.

Item 8.    Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2025 that has materially affected, or are reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2025.

November 25, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold Trust and the Board of Directors of World Gold Trust Services, LLC:

Opinion on Internal Control Over Financial Reporting

We have audited SPDR® Gold Trust’s (the Trust) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of financial condition of the Trust, including the schedules of investment, as of September 30, 2025 and 2024, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the financial statements), and our report dated November 25, 2025 expressed an unqualified opinion on those financial statements.

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

November 25, 2025

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

Joseph R. Cavatoni, age 57, is the Principal Executive Officer of the Sponsor. Mr. Cavatoni is also the Principal Executive Officer of WGC USA Asset Management Company, LLC, an affiliate of the Sponsor (“WGCAM”), and the Chief Market Strategist (North America) at the World Gold Council (“WGC”). Prior to joining WGC as Managing Director USA and ETFs in September 2016, from April 2009 to December 2015, Mr. Cavatoni served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Amanda Krichman, age 34, is the Principal Financial and Accounting Officer of the Sponsor. Ms. Krichman is also the Principal Financial and Accounting Officer of WGCAM and the Funds Chief Operating Officer at WGC. Prior to joining WGC in October 2022, Ms. Krichman was Vice President and Head of US Registered Funds Services at Goldman Sachs Asset Management from December 2021 to October 2022. Ms. Krichman was Director of ETF Product Development from September 2021 to December 2021, and Senior Associate of ETF Product Development from December 2018 to September 2021 at New York Life Investments. Prior to that she held various roles at Goldman Sachs Asset Management from July 2013 to November 2018. Ms. Krichman received her Bachelor's degree from Syracuse University and her Master of Business Administration degree from New York University.

William J. Shea, age 77, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has also served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGCAM.

Molly Duffy, age 56, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Duffy has also served as a Director on the Board of Directors of WGCAM since April 2022 and is a member of that board’s Audit Committee. Ms. Duffy is the Head of Financial Markets, Europe and Americas at Standard Chartered Bank. Based in New York, Ms. Duffy leads the strategy and governance of the Europe and Americas regions across Foreign Exchange, Rates, Credit, Commodities, Debt Capital Markets, Loan Syndication, Leveraged & Acquisition Finance, Project & Export Finance, Aviation Finance, and Securities Services businesses. In addition, Ms. Duffy is responsible for delivering coordinated solutions and senior relationship management to the Bank’s most complex and significant financial institutions and corporate clients across Europe and Americas. Ms. Duffy is a member of the Global Financial Markets Management Team, UK/Europe Regional Management Team, and US Management Team. Ms. Duffy is also CEO of the US Broker Dealer, Standard Chartered Securities North America LLC. Prior to joining Standard Chartered in 2017, Ms. Duffy was a Managing Director in the Global Markets Key Account Management Group at Credit Suisse. During her career at Credit Suisse, Ms. Duffy also held several senior production and management roles, including Head of Macro Sales Americas and Head of Global Currencies & Emerging Markets Sales Americas. Ms. Duffy holds a Bachelor’s degree in Political Science from Boston College.

The Sponsor has concluded that Ms. Duffy should serve as Director because of her knowledge and extensive experience in leadership roles at Standard Chartered Bank and the experience she has gained serving as a director of WGCAM.

Carlos Rodriguez, age 53, has served as a Director on the Board of Directors of the Sponsor since February 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has also served as a Director on the Board of Directors of WGCAM since February 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.

The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as a director of WGCAM.

David Tait, age 63, has served as a Director on the Board of Directors of the Sponsor and WGCAM since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of WGC since January 2019. Prior to joining WGC, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.

The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGCAM.

Policies of the Sponsor

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

Since the Trust does not have any directors, officers or employees, the Trust has not adopted an insider trading policy governing the purchase, sale and other disposition of the Shares. The World Gold Council has adopted a Personal Account Trading Policy (the "Policy") which is reasonably designed to comply with applicable laws and regulations to prevent any conflicts of interest and the misuse of material non-public information.  The Policy prohibits individuals subject to it from trading in any securities while in possession of material non-public information obtained through their role at the World Gold Council or from otherwise disclosing any such material non-public information outside of the World Gold Council. The officers and directors of the Sponsor are governed by the terms of the Policy. The Policy is reviewed periodically and updated as needed to comply with applicable laws, regulations and best practices.  The Policy is filed as Exhibit 19.1 to this report.

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

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185

Fees for services performed by KPMG LLP for the years ended September 30, 2025 and 2024 were:

	Years Ended September 30,
	2025	2024
Audit fees	$403,500	$393,500
Audit-related fees	31,050	124,200
Total	$434,550	$517,700

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2025, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

4.1	Trust Indenture dated November 12, 2004	10-K	4.1	9/30/07

4.1.1	Amendment No. 1 to Trust Indenture dated November 26, 2007	8-K	4.1	12/13/07

4.1.2	Amendment No. 2 to Trust Indenture dated May 20, 2008	10-K	4.1.2	9/30/08

4.1.3	Amendment No. 3 to Trust Indenture dated June 1, 2011	8-K	4.1	6/1/11

4.1.4	Amendment No. 4 to Trust Indenture dated June 18, 2014	8-K	4.1	6/19/14

4.1.5	Amendment No. 5 to Trust Indenture dated March 20, 2015	8-K	4.1.5	3/20/15

4.1.6	Amendment No. 6 to Trust Indenture dated April 14, 2015	8-K	4.1.6	7/14/15

4.1.7	Amendment No. 7 to Trust Indenture dated September 5, 2017	8-K	4.1.7	9/11/17

4.1.8	Amendment No. 8 to Trust Indenture dated February 6, 2020	10-Q	4.1.8	2/7/20

4.1.9	Amendment No. 9 to Trust Indenture dated November 30, 2022	8-K	4.1.9	11/30/22

4.1.10	Amendment No. 10 to Trust Indenture dated May 28, 2024	8-K	4.1.10	5/29/24

4.2	Form of Participant Agreement	10-K	4.2	9/30/24

4.3	Sponsor Payment and Reimbursement Agreement dated November 12, 2004	10-K	4.3	9/30/07

4.4	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.4	11/22/23

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.1	Fifth Amended and Restated Allocated Bullion Account Agreement dated May 28, 2024 between HSBC Bank plc and The Bank of New York Mellon	8-K	10.1	5/29/24

10.2	Third Amended and Restated Unallocated Bullion Account Agreement dated May 28, 2024 between HSBC Bank plc and The Bank of New York Mellon	8-K	10.2	5/29/24

10.4	Depository Agreement dated November 11, 2004	10-K	10.4	9/30/07

10.5	License Agreement	S-1	10.5	9/26/03

10.6	Amended and Restated Marketing Agent Agreement dated July 17, 2015	8-K	10.6	7/17/15

10.6.1	First Amendment to the Amended and Restated Marketing Agent Agreement dated May 4, 2018	10-Q	10.6.1	8/7/18

10.6.2	Second Amendment to the Amended and Restated Marketing Agent Agreement dated November 30, 2022	8-K	10.6.2	11/30/22

10.8	WGC/WGTS License Agreement dated November 16, 2004	10-K	10.8	9/30/07

10.8.1	Amendment No. 1 to WGC/WGTS License Agreement dated May 20, 2008	10-K	10.8.1	9/30/08

10.10	Marketing Agent Reimbursement Agreement dated November 16, 2004	10-K	10.10	9/30/07

10.12	SPDR Sublicense Agreement dated May 20, 2008	10-K	10.12	9/30/08

10.13	Novation Agreement dated June 4, 2014	8-K	10.13	11/21/14

10.14	Allocated Precious Metal Account Agreement dated November 30, 2022 between JPMorgan Chase Bank, N.A. and The Bank of New York Mellon	8-K	11.1	11/30/22

10.15	Unallocated Precious Metal Account Agreement dated November 30, 2022 between JPMorgan Chase Bank, N.A. and The Bank of New York Mellon	8-K	11.2	11/30/22

19.1*	Personal Account Trading Policy

23.1*	Consent of KPMG LLP

23.2*	Consent of Carter Ledyard & Milburn LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy	10-K/A	97.1	12/19/24

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

Date: November 25, 2025

*         The registrant is a trust and the persons are signing in their capacities as officers or directors of World Gold Trust Services, LLC, the Sponsor of the registrant.

SPDR® GOLD TRUST

FINANCIAL STATEMENTS AS OF September 30, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold Trust and the Board of Directors of World Gold Trust Services, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of SPDR® Gold Trust (the Trust), including the schedules of investment, as of September 30, 2025 and 2024, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2025 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2025 and 2024, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investment, as of September 30, 2025, the Trust’s market value of gold holdings was $124.4 billion, representing 100% of the Trust’s total assets. All of the gold holdings, which were 32.5 million ounces as of September 30, 2025, were held by third-party custodians (the custodians).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Trust as of September 30, 2025.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodians' records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained schedules directly from the custodians of the Trust’s gold holdings held by the custodians as of September 30, 2025. We compared the total ounces on such schedules to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodians' locations by a third party engaged by the Trust’s sponsor. We obtained the physical count results of that third party and reconciled them to both the Trust’s and the custodians' records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2010.

New York, New York

November 25, 2025

SPDR® GOLD TRUST

Statements of Financial Condition

at September 30, 2025 and 2024

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2025	Sep-30, 2024
ASSETS
Investment in Gold, at fair value (cost $77,748,740 and $50,991,703 at September 30, 2025 and 2024, respectively)	$124,430,281	$73,727,700
Gold receivable	$140,834	$—
Total Assets	$124,571,115	$73,727,700
LIABILITIES
Accounts payable to Sponsor	$38,255	$23,553
Gold payable	—	—
Total Liabilities	$38,255	$23,553
Net Assets	$124,532,860	$73,704,147
Shares issued and outstanding(1)	353,700,000	303,300,000
Net asset value per Share	$352.09	$243.01

(1)      Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	32,528.2	$77,748,740	$124,430,281	99.92%
Total Investment		$77,748,740	$124,430,281	99.92%
Liabilities in excess of other assets			102,579	0.08%
Net Assets			$124,532,860	100.00%

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	28,033.9	$50,991,703	$73,727,700	100.03%
Total Investment		$50,991,703	$73,727,700	100.03%
Liabilities in excess of other assets			(23,553)	(0.03)%
Net Assets			$73,704,147	100.00%

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Operations

For the years ended September 30, 2025 and 2024, and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
EXPENSES
Sponsor fees	$363,083	$242,094	$221,609
Total expenses	363,083	242,094	221,609
Net investment loss	(363,083)	(242,094)	(221,609)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	114,866	51,161	26,600
Net realized gain/(loss) from gold distributed for the redemption of shares	11,856,212	3,262,627	1,717,329
Net change in unrealized gain/(loss) on investment in gold	23,945,544	17,291,299	4,025,868
Net realized and change in unrealized gain/(loss) on investment in gold	35,916,622	20,605,087	5,769,797
Net income/(loss)	$35,553,538	$20,362,993	$5,548,188
Net income/(loss) per share	$111.13	$69.02	$17.50
Weighted average number of shares (in 000’s)	319,915	295,044	316,955

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Cash Flows

For the years ended September 30, 2025 and 2024, and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$348,382	$236,433	$220,791
Cash expenses paid	(348,382)	(236,433)	(220,791)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$51,213,967	$17,135,501	$11,487,838
Value of gold distributed for redemption of shares-net of change in gold payable	$36,079,627	$16,315,616	$15,190,940

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$35,553,538	$20,362,993	$5,548,188
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	348,382	236,433	220,791
Net realized (gain)/loss from investment in gold sold to pay expenses	(114,866)	(51,161)	(26,600)
Net realized (gain)/loss from gold distributed for the redemption of shares	(11,856,212)	(3,262,627)	(1,717,329)
Net change in unrealized (gain)/loss on investment in gold	(23,945,544)	(17,291,299)	(4,025,868)
Increase/(Decrease) in accounts payable to Sponsor	14,701	5,661	818
Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® GOLD TRUST

Statements of Changes in Net Assets

For the years ended September 30, 2025 and 2024, and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Net Assets - Opening Balance	$73,704,147	$52,521,269	$50,490,460
Creations	51,354,801	17,135,501	11,487,838
Redemptions	(36,079,627)	(16,315,616)	(15,005,217)
Net investment loss	(363,083)	(242,094)	(221,609)
Net realized gain/(loss) from investment in gold sold to pay expenses	114,866	51,161	26,600
Net realized gain/(loss) from gold distributed for the redemption of shares	11,856,212	3,262,627	1,717,329
Net change in unrealized gain/(loss) on investment in gold	23,945,544	17,291,299	4,025,868
Net Assets - Closing Balance	$124,532,860	$73,704,147	$52,521,269

See notes to the financial statements.

Notes to the Financial Statements

1.	Organization

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

For accounting purposes only, the Trust is an investment company and, therefore, applies the specialized accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$124,430,281	$—	$—
Total	$124,430,281	$—	$—

(Amounts in 000’s of US$)
September 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$73,727,700	$—	$—
Total	$73,727,700	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2025 and 2024.

The Trustee values the gold held by the Trust based on the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”). The IBA provides the auction platform and methodology as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Trust, the Trustee values the gold held by the Trust based on the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price is made on a particular evaluation day or if the LBMA Gold Price has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such a price is inappropriate to use as the basis for such determination.

2.3.	Custody of Gold

Gold is held by the Custodians on behalf of the Trust, 100% of which is allocated gold in the form of good delivery gold bars. HSBC Bank plc (“HSBC”) and JPMorgan Chase Bank, N.A. (“JPMorgan”) are the Trust's custodians (each a “Custodian” and together, the “Custodians”).

2.4.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024
Gold receivable	$140,834	$—

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the years ended September 30, 2025, 2024 and 2023 are as follows:

	Year Ended	Year Ended	Year Ended
(Amounts are in 000’s)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Activity in Number of Shares Created and Redeemed:
Creations	178,000	82,600	65,000
Redemptions	(127,600)	(82,000)	(86,600)
Net Change in Number of Shares Created and Redeemed	50,400	600	(21,600)

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Activity in Value of Shares Created and Redeemed:
Creations	$51,354,801	$17,135,501	$11,487,838
Redemptions	(36,079,627)	(16,315,616)	(15,005,217)
Net change in Value of Shares Created and Redeemed	$15,275,175	$819,885	$(3,517,379)

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2025 of $35,916,622 is made up of a realized gain of $114,866 from the sale of gold to pay expenses, a realized gain of $11,856,212 from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $23,945,544 on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2024 of $20,605,087 is made up of a realized gain of $51,161 from the sale of gold to pay expenses, a realized gain of $3,262,627 from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $17,291,299 on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025 or 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, the 2024, 2023, and 2022 tax years remain open for examination. There were no examinations in progress at period end.

2.9.	Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the period. The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity's chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources.

The Principal Financial and Accounting Officer of the Sponsor performs the functions of the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust's asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective. The Trust's Prospectus describes the Trust's fees, investment objective, and principal risks, among other items. The Trust's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust's financial statements. The accompanying financial statements detail the Trust's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Trust's Statements of Financial Condition as “Total Assets” and significant segment expenses are listed on the Statements of Operations.

3.	Quarterly Statements of Operations

Year Ended September 30, 2025	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2024	Mar 31, 2025	Jun 30, 2025	Sep 30, 2025	Sep 30, 2025
EXPENSES
Sponsor fees	75,692	80,365	98,833	108,193	$363,083
Total expenses	75,692	80,365	98,833	108,193	363,083
Net investment loss	(75,692)	(80,365)	(98,833)	(108,193)	(363,083)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	22,306	24,129	32,750	35,681	114,866
Net realized gain/(loss) from gold distributed for the redemption of shares	2,152,869	2,484,386	4,165,367	3,053,590	11,856,212
Net change in unrealized gain/(loss) on investment in gold	(2,703,816)	11,843,636	956,231	13,849,493	23,945,544
Net realized and change in unrealized gain/(loss) on investment in gold	(528,641)	14,352,151	5,154,348	16,938,764	35,916,622
Net income/(loss)	$(604,333)	14,271,786	5,055,515	16,830,571	$35,553,539
Net income/(loss) per share	$(1.98)	$46.18	$15.43	$49.89	$111.13
Weighted average number of shares (in 000’s)	305,428	309,066	327,685	337,328	319,915

Year Ended September 30, 2024	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Sep 30, 2024
EXPENSES
Sponsor fees	$55,748	$55,883	$62,137	$68,326	$242,094
Total expenses	55,748	55,883	62,137	68,326	242,094
Net investment loss	(55,748)	(55,883)	(62,137)	(68,326)	(242,094)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	7,218	9,826	15,794	18,323	51,161
Net realized gain/(loss) from gold distributed for the redemption of shares	509,360	993,325	977,749	782,193	3,262,627
Net change in unrealized gain/(loss) on investment in gold	4,809,937	2,973,115	2,088,718	7,419,529	17,291,299
Net realized and change in unrealized gain/(loss) on investment in gold	5,326,515	3,976,266	3,082,261	8,220,045	20,605,087
Net income/(loss)	$5,270,767	$3,920,383	$3,020,124	$8,151,719	$20,362,993
Net income/(loss) per share	$17.44	$13.40	$10.46	$27.48	$69.02
Weighted average number of shares (in 000’s)	302,248	292,492	288,724	296,616	295,044

4.	Related Parties – Sponsor and Trustee

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2025, 2024 and 2023, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended	Year Ended
	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Net Asset Value
Net asset value per Share, beginning of period	$243.01	$173.51	$155.69
Net investment income/(loss)	(1.13)	(0.82)	(0.70)
Net Realized and Change in Unrealized Gain/(Loss)	110.21	70.32	18.52
Net Income/(Loss)	109.08	69.50	17.82
Net asset value per Share, end of period	$352.09	$243.01	$173.51
Market value per Share, beginning of period	$243.06	$171.45	$154.67
Market value per Share, end of period	$355.47	$243.06	$171.45
Ratio to average net assets
Net investment loss	(0.40)%	(0.40)%	(0.40)%
Gross expenses	0.40%	0.40%	0.40%
Net expenses	0.40%	0.40%	0.40%
Total Return, at net asset value	44.89%	40.06%	11.45%
Total Return, at market value	46.25%	41.77%	10.85%

8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Sponsor's management evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date and has not identified any material subsequent events requiring adjustment to or disclosure in the financial statements.