Form 10-Q
period 2026-06-30
SPDR GOLD TRUST
filed 2026-08-04
CIK 1222333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026

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

(212) 317-3800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
SPDR® Gold Shares	GLD®	NYSE Arca

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

As of August 3, 2026, SPDR® Gold Trust had 352,400,000 Shares outstanding.

SPDR® GOLD TRUST

SPDR® GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.         Financial Statements (Unaudited)

Statements of Financial Condition

At June 30, 2026 (unaudited) and September 30, 2025

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2026	Sep-30, 2025
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $95,236,109 and $77,748,740 at June 30, 2026 and September 30, 2025, respectively)	$130,098,696	$124,430,281
Gold receivable	$—	$140,834
Total Assets	$130,098,696	$124,571,115
LIABILITIES
Accounts payable to Sponsor	$45,418	$38,255
Gold payable	—	—
Total Liabilities	$45,418	$38,255
Net Assets	$130,053,278	$124,532,860
Shares issued and outstanding(1)	352,000,000	353,700,000
Net asset value per Share	$369.47	$352.09

(1)          Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Schedules of Investment

(Amounts in 000’s except for percentages)

June 30, 2026	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	32,314.2	$95,236,109	$130,098,696	100.03%
Total Investment		$95,236,109	$130,098,696	100.03%
Assets/(Liabilities) in excess of other assets/liabilities			(45,418)	(0.03)%
Net Assets			$130,053,278	100.00%

September 30, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	32,528.2	$77,748,740	$124,430,281	99.92%
Total Investment		$77,748,740	$124,430,281	99.92%
Liabilities in excess of other assets			102,579	0.08%
Net Assets			$124,532,860	100.00%

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Operations

For the three and nine months ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$149,764	$98,833	$455,828	$254,889
Total expenses	149,764	98,833	455,828	254,889
Net investment loss	(149,764)	(98,833)	(455,828)	(254,889)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	59,996	32,750	180,189	79,185
Net realized gain/(loss) from gold distributed for the redemption of shares	4,651,020	4,165,367	18,435,005	8,802,621
Net change in unrealized gain/(loss) on investment in gold	(23,938,151)	956,231	(11,818,953)	10,096,052
Net realized and change in unrealized gain/(loss) on investment in gold	(19,227,135)	5,154,348	6,796,241	18,977,858
Net increase/(decrease) in net assets resulting from operations	$(19,376,899)	$5,055,515	$6,340,413	$18,722,969
Net increase/(decrease) in net assets per share	$(53.54)	$15.43	$17.25	$59.62
Weighted average number of shares (in 000’s)	361,941	327,685	367,518	314,046

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$161,121	$95,090	$448,665	$245,065
Cash expenses paid	(161,121)	(95,090)	(448,665)	(245,065)
Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$7,956,437	$14,312,449	$46,127,113	$35,362,787
Value of gold distributed for redemption of shares-net of change in gold payable	$13,467,750	$11,789,181	$46,806,274	$26,903,492

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$(19,376,899)	$5,055,515	$6,340,413	$18,722,969
Adjustments to reconcile net increase/(decrease) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	161,121	95,090	448,665	245,065
Net realized (gain)/loss from investment in gold sold to pay expenses	(59,996)	(32,750)	(180,189)	(79,185)
Net realized (gain)/loss from gold distributed for the redemption of shares	(4,651,020)	(4,165,367)	(18,435,005)	(8,802,621)
Net change in unrealized (gain)/loss on investment in gold	23,938,151	(956,231)	11,818,953	(10,096,052)
Increase/(Decrease) in accounts payable to Sponsor	(11,357)	3,743	7,163	9,824
Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Unaudited Statements of Changes in Net Assets

For the three and nine months ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$155,110,825	$93,451,272	$124,532,860	$73,704,147
Creations	7,787,102	14,168,805	45,986,279	35,362,787
Redemptions	(13,467,750)	(12,031,478)	(46,806,274)	(27,145,789)
Net investment loss	(149,764)	(98,833)	(455,828)	(254,889)
Net realized gain/(loss) from investment in gold sold to pay expenses	59,996	32,750	180,189	79,185
Net realized gain/(loss) from gold distributed for the redemption of shares	4,651,020	4,165,367	18,435,005	8,802,621
Net change in unrealized gain/(loss) on investment in gold	(23,938,151)	956,231	(11,818,953)	10,096,052
Net Assets - Closing Balance	$130,053,278	$100,644,114	$130,053,278	$100,644,114

	Three Months	Three Months	Nine Months	Nine Months
Activity in Number of Shares Created and Redeemed	Ended	Ended	Ended	Ended
(Amounts are in 000's)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shares issued and outstanding- Opening Balance	366,400	325,300	353,700	303,300
Creations	18,500	47,100	110,800	128,600
Redemptions	(32,900)	(40,100)	(112,500)	(99,600)
Shares issued and outstanding- Closing Balance	352,000	332,300	352,000	332,300

See notes to the unaudited financial statements.

SPDR® GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The Statements of Financial Condition and Schedules of Investment at June 30, 2026 and the Statements of Operations, Cash Flows and Changes in Net Assets for the three and nine months ended June 30, 2026 and 2025 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2026 and for all periods presented have been made.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Trust’s investments in gold at fair value:

(Amounts in 000’s of US$)
June 30, 2026	Level 1	Level 2	Level 3
Investment in Gold	$130,098,696	$—	$—
Total	$130,098,696	$—	$—

(Amounts in 000’s of US$)
September 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$124,430,281	$—	$—
Total	$124,430,281	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2026, or for the year ended September 30, 2025.

The Trustee values the gold held by the Trust on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process as well as the overall administration and governance for the London Bullion Market Association (“LBMA”). In determining the net asset value (“NAV”) of the Trust, the Trustee values the gold held by the Trust based on the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Trustee determines the NAV of the Trust on each day the NYSE Arca is open for regular trading, at the earlier of the announcement of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of the Trust, unless the Trustee, in consultation with the Sponsor, determines that such a price is inappropriate to use as the basis for such determination. In the event the Trustee and the Sponsor determine that such price is not an appropriate basis for valuation of the Trust's gold, they will identify an alternative basis for such valuation to be employed by the Trustee.

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

(Amounts in 000’s of US$)	Jun-30, 2026	Sep-30, 2025
Gold receivable	$—	$140,834

2.5.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of the Trust’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2026	Sep-30, 2025
Gold payable	$—	$—

2.6.	Creations and Redemptions of Shares

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

As the Shares of the Trust are redeemable in Baskets at the option of the Authorized Participants, the Trust has classified the Shares as Net Assets for financial reporting purposes. Activity in the number and value of Shares created and redeemed for the nine months ended June 30, 2026 and 2025 are as follows:

	Nine Months	Nine Months
	Ended	Ended
(Amounts are in 000’s)	Jun-30, 2026	Jun-30, 2025
Activity in Number of Shares Created and Redeemed:
Creations	110,800	128,600
Redemptions	(112,500)	(99,600)
Net Change in Number of Shares Created and Redeemed	(1,700)	29,000

	Nine Months	Nine Months
	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025
Activity in Value of Shares Created and Redeemed:
Creations	$45,986,279	$35,362,787
Redemptions	$(46,806,274)	$(27,145,789)
Net change in Value of Shares Created and Redeemed	$(819,995)	$8,216,998

2.7.	Income and Expense (Amounts in 000’s of US$)

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

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three and nine months ended June 30, 2026 of  $(19,227,135) and $6,796,241, respectively, is made up of a realized gain/(loss) of $59,996 and $180,189, respectively, from the sale of gold to pay expenses, a realized gain/(loss) of $4,651,020 and $18,435,005, respectively, from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $(23,938,151) and $(11,818,953), respectively, on investment in gold.

The Trust’s net realized and change in unrealized gain/(loss) on investment in gold for the three and nine months ended June 30, 2025 of $5,154,348 and $18,977,858, respectively is made up of a realized gain/(loss) of $32,750 and $79,185, respectively, from the sale of gold to pay expenses, a realized gain/(loss) of $4,165,367 and $8,802,621, respectively, from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $956,231 and $10,096,052, respectively, on investment in gold.

2.8.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2026 or September 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, the 2025, 2024, and 2023 tax years remain open for examination. There were no examinations in progress at period end.

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

The Trust is presenting the following financial highlights related to investment performance of a Share outstanding for the three and nine months ended June 30, 2026 and 2025, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and nine months ended June 30, 2026 and 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$423.34	$287.28	$352.09	$243.01
Net investment income/(loss) (1)	(0.41)	(0.30)	(1.24)	(0.81)
Net Realized and Change in Unrealized Gain/(Loss) (2)	(53.46)	15.89	18.62	60.67
Net increase/(decrease) in net assets resulting from operations	(53.87)	15.59	17.38	59.86
Net Asset Value per Share, end of period	$369.47	$302.87	$369.47	$302.87
Market Value per Share, beginning of period	$430.29	$288.14	$355.47	$243.06
Market Value per Share, end of period	$368.38	$304.83	$368.38	$304.83
Ratio to average net assets
Net investment loss(3)	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Gross expenses(3)	0.40%	0.40%	0.40%	0.40%
Net expenses(3)	0.40%	0.40%	0.40%	0.40%
Total Return, at Net Asset Value(4)	(12.72)%	5.43%	4.94%	24.63%
Total Return, at Market Value(4)	(14.39)%	5.79%	3.63%	25.41%

(1)         Based on the average number of Shares outstanding during the period.

(2)         The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust's underlying investment.

(3)         Percentages are annualized.

(4)         Percentages are not annualized.

8.	Subsequent Events

There are no known events that have occurred subsequent to June 30, 2026 that require additional disclosure in these financial statements.

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

Share price & NAV v. gold price – November 18, 2004 to June 30, 2026

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

Results of Operations

In the three months ended June 30, 2026, an additional 18,500,000 Shares (185 Baskets) were created in exchange for 1,698,714.7 ounces of gold, 32,900,000 Shares (329 Baskets) were redeemed in exchange for 3,020,610.7 ounces of gold, and 34,843.1 ounces of gold were sold to pay expenses. For accounting purposes, GLD reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLD delivers gold upon receipt of Shares. These creations and redemptions were completed in the normal course of business.

At June 30, 2026, the amount of gold owned by the Trust and held by the Custodians was 32,314,227.7 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $130,098,696,246 , based on the LBMA Gold Price PM on June 30, 2026 (cost— $95,236,108,571).

At September 30, 2025, the amount of gold owned by the Trust and held by the Custodians was 32,528,241.1 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $124,430,280,803, based on the LBMA Gold Price PM on September 30, 2025 (cost— $77,748,740,273).

Cash Resources and Liquidity

At June 30, 2026, the Trust did not have any cash balances. When selling gold to pay expenses, the Trustee endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Trust’s holdings of assets other than gold. As a consequence, we expect that the Trust will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in US dollars per ounce over the period from November 12, 2004 to June 30, 2026 and is based on the LBMA Gold Price PM when available.

Daily Gold Price – November 12, 2004 – June 30, 2026

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from the Date of Inception through June 30, 2026, based on the LBMA Gold Price PM when available from March 20, 2015 and previously the London Fix, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months ended March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months ended June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months ended September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months ended December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Three months ended March 31, 2025	$2,859.62	$3,115.10	Mar 31, 2025	$2,633.35	Jan 6, 2025	$3,115.10	Mar 31, 2025
Three months ended June 30, 2025	$3,280.35	$3,435.35	Jun 13, 2025	$3,014.75	Apr 7, 2025	$3,287.45	Jun 30, 2025
Three months ended September 30, 2025	$3,456.54	$3,826.85	Sep 29, 2025	$3,298.85	Jul 31, 2025	$3,825.30	Sep 30, 2025
Three months ended December 31, 2025	$4,135.24	$4,449.40	Dec 23, 2025	$3,872.00	Oct 1, 2025	$4,307.95	Dec 31, 2025	(2)
Three months ended March 31, 2026	$4,872.89	$5,405.00	Jan 29, 2026	$4,352.95	Jan 2, 2026	$4,608.35	Mar 31, 2026
Three months ended June 30, 2026	$4,506.29	$4,870.50	Apr 17, 2026	$4,001.80	Jun 25, 2026	$4,026.05	Jun 30, 2026
Twelve months ended June 30, 2024	$2,076.19	$2,427.30	May 21, 2024	$1,818.95	Oct 4, 2023	$2,330.90	Jun 28, 2024
Twelve months ended June 30, 2025	$2,813.61	$3,435.35	Jun 13, 2025	$2,329.10	Jul 1, 2024	$3,287.45	Jun 30, 2025
Twelve months ended June 30, 2026	$4,234.80	$5,405.00	Jan 29, 2026	$3,298.85	Jul 31, 2025	$4,026.05	Jun 30, 2026
November 12, 2004 to June 30, 2026	$1,506.08	$5,405.00	Jan 29, 2026	$411.10	Feb 8, 2005	$4,026.05	Jun 30, 2026

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.
(2)	There was no LBMA Gold Price PM on the last business day of December 2025, 2024 or 2023. The LBMA Gold Price AM on the last business day of December 2025, 2024 and 2023 was $4,307.95, $2,610.85 and $2,062.40, respectively. The Net Asset Value of the Trust on December 31, 2025, 2024 and 2023 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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

PART II - OTHER INFORMATION:

Item 1.         Legal Proceedings

None.

Item 1A.         Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025, which could materially adversely affect the Trust, the value of the Shares and an investment in the Shares. Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K. The following risk factor supplements those previously disclosed and relates to the Trust's reliance on the LBMA Good Delivery Rules, the Good Delivery List and related London gold market standards.

The Trust's ability to create and redeem Shares, custody gold bullion and operate efficiently depends on continued market acceptance of the LBMA Good Delivery Rules, the Good Delivery List and related London gold market standards.

The Trust depends on the LBMA’s Good Delivery Rules, the Good Delivery List and related London market standards for the acceptance, transfer, custody and liquidity of gold bullion.  Changes to the Good Delivery Rules, the Good Delivery List or other London market acceptance standards could adversely affect the Trust’s operations and the value of the Shares. The Trust can create and redeem Shares only if gold bullion that satisfies applicable standards can be accepted, transferred, held and delivered through the custodial and authorized participant arrangements upon which the Trust relies. If the LBMA ceases to publish or maintain the Good Delivery Rules or the Good Delivery List, if those standards change materially, or if the custodians, authorized participants or other market participants do not accept a successor or substitute standard, the Trust may be unable to accept gold for creations, deliver gold for redemptions, value or hold gold in the ordinary course, or otherwise continue normal operations without disruption. As a result, creations or redemptions could be delayed, rejected or suspended, and the Shares could trade at a premium or discount to NAV that could be significant. In addition, any transition to a successor or substitute standard or procedure could require operational changes, amendments to agreements, counterparty coordination, regulatory or exchange consultation and revised disclosure, and there can be no assurance that any such transition could be completed promptly, on favorable terms or without material disruption.

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

c)

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 329 Baskets (32,900,000 Shares) during the quarter ended June 30, 2026

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
4/1/26 to 4/30/26	12,600,000	0.09184
5/1/26 to 5/31/26	5,600,000	0.09181
6/1/26 to 6/30/26	14,700,000	0.09179
Total	32,900,000	0.09181

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information

a)	None.

b)	Not applicable.

c)

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the quarter ended June 30, 2026.

Item 6.         Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: August 4, 2026

*    The Registrant is a trust and the persons are signing in their capacities as officers of World Gold Trust Services, LLC, the Sponsor of the Registrant.